Form 10QSB
period 2005-09-30
LOTUS CAPITAL CORP
filed 2005-11-17
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

LOTUS CAPITAL CORP.

 (Name of small business issuer in its charter)

Nevada	0-51105	11-3644700
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

P.O. Box 110310 Naples, Florida 34108-0106
(Address of Principal Executive Office)

Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes..X.  No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2005, the following shares were outstanding: 233,520.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

LOTUS CAPITAL CORP.

UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

LOTUS CAPITAL CORP.

(FKA SEA HORSE, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET (UNAUDITED)

September 30,
ASSETS	2005
Current assets
Cash	$ -
Total current assets	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$ -
Payable to stockholder	-
Total current liabilities	-

Stockholders' deficit
Preferred stock: par value $.01; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: par value $.001; 50,000,000 shares authorized; 233,520 shares issued and outstanding	233
Additional paid in capital	43,862
Deficit accumulated during the development stage	(44,095)
Total stockholders' deficit	-

Total liabilities and stockholders' deficit	$ -

See accompanying notes to unaudited financial statements

LOTUS CAPITAL CORP.

(FKA SEA HORSE, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended		Period from June 7, 1999 (inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Revenues
Sales revenues	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
General and administrative expenses	28,596	-	32,346	-	44,095
Total operating expenses	28,596	-	32,346	-	44,095

Loss from operations	(28,596)	-	(32,346)	-	(44,095)

Other income
Interest income	-	-	-	-	-
Total other income	-	-	-	-	-

Net loss before income taxes	(28,596)	-	(32,346)	-	(44,095)

Provision for income taxes	-	-	-	-	-

Net loss	$ (28,596)	$ -	$ (32,346)	$ -	$ (44,095)

Basic and diluted net loss per share	$ (0.15)	$ -	$ (0.21)	$ -

Weighted average number of shares outstanding	194,390	133,520	154,033	133,520

See accompanying notes to unaudited financial statements

LOTUS CAPITAL CORP.

(FKA SEA HORSE, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

 FROM JUNE 7, 1999 (INCEPTION) TO SEPTEMBER 30, 2005

				Development
	Common Stock		Additional	Stage
	$.001 Par Value		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 7, 1999 (date of inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	68,970	69	3,381		3,450
Net loss for the period	-	-	-	(3,133)	(3,133)
Balance December 31, 1999	68,970	69	3,381	(3,133)	317

Common stock issued for cash	55,000	55	495		550
Net loss for the year	-	-	-	(1,284)	(1,284)
Balance December 31, 2000	123,970	124	3,876	(4,417)	(417)

Common stock issued for cash	6,450	6	58		64
Net loss for the year	-	-	-	(627)	(627)
Balance December 31, 2001	130,420	130	3,934	(5,044)	(980)

Common stock issued for cash	3,100	3	28		31
Net loss for the year	-	-	-	(205)	(205)
Balance December 31, 2002	133,520	133	3,962	(5,249)	(1,154)

Net loss for the year	-	-	-	-	-
Balance December 31, 2003	133,520	133	3,962	(5,249)	(1,154)

Net loss for the year	-	-	-	(6,500)	(6,500)
Balance December 31, 2004	133,520	133	3,962	(11,749)	(7,654)

Common stock issued for debt	50,000	50	19,950		20,000
Common stock issued for services	50,000	50	19,950		20,000
Net loss for the period	-	-	-	(32,346)	(32,346)
Balance September 30, 2005	233,520	$ 233	$ 43,862	$ (44,095)	$ -

See accompanying notes to unaudited financial statements

LOTUS CAPITAL CORP.

(FKA SEA HORSE, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended		Period from June 7, 1999 (inception) to
	September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (32,346)	$ -	$ (44,095)
Adjustments to reconcile net loss to
net cash used in operations:
Common stock issued for services	20,000	-	20,000
Common stock issued for expenses	12,346	-	20,000
Changes in operating assets and liabilities:
Accrued liabilities	-	-	-
Net cash used in operations	-	-	(4,095)

Cash flows from financing activities:
D ecrease in payable to stockholder	(7,654)	-	-
Issuance of common stock for debt	7,654	-	-
Issuance of common stock for cash	-	-	4,095
Net cash provided by financing activities	-	-	4,095

Increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental disclosures of non-cash financing transactions
Common stock issued for services	$ 20,000	$ -
Common stock issued for debt and expenses	$ 20,000	$ -

See accompanying notes to unaudited financial statements

LOTUS CAPITAL CORP.

(FKA SEA HORSE, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

QUARTERLY FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

DESCRIPTION OF BUSINESS

Lotus Capital Corp. (a development stage enterprise) (the Company) was formed on June 7, 1999 in the State of Nevada as Sea Horse, Inc. On September 20, 2004, the Company changed its name to Lotus Capital Corp. The Company’s activities to date have been primarily directed towards the raising of capital and the seeking of business opportunities.

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

There is no provision for income taxes due to continuing losses. At September 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $44,000, which expire from 2019 through 2025. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.

PAYABLE TO STOCKHOLDER

A stockholder has paid expenses on behalf of the Company. Those expenses consisted solely of professional fees incident to maintaining corporate existence. On August 5, 2005 the Company resolved to issue 100,000 (1,000,000 pre-split) shares of its common stock to the stockholder in satisfaction of $20,000 in debt plus $20,000 in services rendered to the Company. At September 30, 2005, the Company owed $0 to the stockholder.

3.

STOCK BASED COMPENSATION

2001 COMPENSATORY STOCK OPTION PLAN

On February 14, 2001, the Company adopted its 2001 Compensatory Stock Option Plan. Pursuant to the 2001 plan, the Company may grant nonstatutory (nonqualified) stock options to employees of the Company. A total of 200,000 (2,000,000 pre-split) shares of common stock have been reserved for issuance under the Plan.

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

2001 EMPLOYEE STOCK COMPENSATION PLAN

On February 14, 2001, the Company adopted its 2001 Employee Stock Compensation Plan. Pursuant to the 2001 plan, the Company may issue shares of its common stock to employees or others who provide services to the Company. A total of 150,000 (1,500,000 pre-split) shares of common stock have been reserved for issuance under the Plan.

The authority to grant shares of common stock under the Plan will terminate on February 13, 2011, unless the Plan is terminated prior to that time by the board of directors.

To date, no shares of common stock have been granted pursuant to the Plan.

4.

STOCK TRANSACTIONS

On August 5, 2005 the Company issued 100,000 (1,000,000 pre-split) shares of its common stock to a stockholder in satisfaction of $20,000 in debt plus $20,000 in services rendered to the Company.

On September 26, 2005 the Company effected a 1:10 reverse stock split. Immediately prior to the split there were 2,335,200 common shares issued and outstanding; immediately after the split there were approximately 233,520 common shares issued and outstanding. These financial statements have been retroactively restated to show the effects of the reverse split as if it had occurred at the beginning of the earliest period presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of September 30, 2005, the Company remains in the development stage.  For the period ended September 30, 2005, the Company’s balance sheet reflects total assets of $0, and total current liabilities of $0.

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

Results of Operations

During the period from June 7, 1999 (inception) through September 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.  No revenues were received by the Company during this period.

 The Company experienced a net loss of $28,596 for the three-month period ended September 30, 2005, as a result of expenses incurred to maintain its corporate existence and comply with SEC reporting requirements, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following the completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2005, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination .

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2005 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDSUNREGISTERED SALES OF EQUITY SECURPROCEEDS

During the quarter ended September 30, 2005, the Company issued 100,000 ( 1,000,000 pre-split) shares of common stock in reliance upon exemptions from registration under the Securities Act of 1933.  The shares were issued to Mid-Continental Securities Corporation on or about August 5, 2005, for total consideration of $40,000, or $0.40 ( $0.04 pre-split) per share.  The consideration included cash advances of $20,000 made by Mid-Continental Securities Corporation for payment of on-going legal, accounting and operational expenses, and services valued at $20,000 in conjunction with completing a name change, preparation and filing of a registration statement on Form 10 - SB under the Securities Act of 1934, and preparation and filing of required periodic under the Securities Exchange Act of 1934.   The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 of Regulation D adopted under the Securities Act of 1933.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 2005, the shareholders approved a 1:10 reverse split of the Company’s issued and outstanding common stock.

Under Nevada law, any decrease in the number of issued and outstanding shares without a corresponding decrease in the number of authorized shares requires approval by a majority of the company’s shareholders.  Nevada law also permits shareholders to take such actions  by written consent in lieu of a meeting.  In order to eliminate the costs and management time involved in holding a special meeting, the Company’s Board of Directors decided to seek approval of the proposed reverse split by written consent of the holders of a majority in interest of our Common Stock.

As of the August 12, 2005, the Company had 2,335,200 shares of Common Stock issued and outstanding.  On that date, stockholders holding 1,575,000 shares of Common Stock, or approximately 67.45% of the issued and outstanding shares of Common Stock, approved the reverse split.

Additional information regarding the reverse split is contained in the Company’s Definitive 14C Information Statement which was filed with U.S. Securities and Exchange Commission on September 8, 2005.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2005).

3.1(b)

Amendment to Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2005).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2005).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTUS CAPITAL CORP.

/s/ Richard Starke

President and Director

Date: November 17, 2005

By: /s/ Jose Acevedo

Secretary, Principal Financial Officer and Principal Accounting Officer

Date: November 17, 2005

By: /s/ Joseph Pioppi

Director

Date: November 17, 2005