Form 10KSB
period 2005-12-31
ALCO, INC.
filed 2006-04-12
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

ALCO, INC.

(Formerly Lotus Capital Corp.)

(Exact name of registrant as specified in its charter)

Nevada	000-51105	11-3644700
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Suite 501, Bank of America Tower 12 Harcourt Road, Central Hong Kong
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: 852-2521-0373

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act __

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  _X_ Yes   ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or

information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [   ] Yes [X] No

State issuer's revenue for its most recent fiscal year:  $3,005,350

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):  0

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,000,000 as of March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check One):  Yes ____; No _X__

INDEX

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

BACKGROUND

4

PRINCIPAL PRODUCTS AND SERVICES

4

DESCRIPTION OF INDUSTRY

6

GOVERNMENT REGULATION

6

CUSTOMERS AND MARKETING

7

COMPETITION

7

EMPLOYEES

7

REPORTS TO SECURITY HOLDERS

7

ITEM 2. DESCRIPTION OF PROPERTY

8

ITEM 3. LEGAL PROCEEDINGS

8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

8

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

8

CRITICAL ACCOUNTING POLICIES

10

ITEM 7. FINANCIAL STATEMENTS

11

INDEX

12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  33

ITEM 8A. CONTROLS AND PROCEDURES

33

ITEM 8B. OTHER INFORMATION

33

PART III

33

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  33

DIRECTORS AND OFFICERS

33

BIOGRAPHICAL INFORMATION

34

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

34

ITEM 10. EXECUTIVE COMPENSATION

35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

35

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

36

ITEM 13. EXHIBITS

36

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

37

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

ALCO

ALCO, Inc. (“ALCO,” “we,” “us,” the “Company”) was incorporated under the laws of the State of Nevada on June 7, 1999 under the name Sea Horse, Inc. On September 20, 2004, ALCO changed its name to Lotus Capital Corp.  On February 13, 2006, ALCO changed its name to ALCO, Inc.

ALCO was formed as a "blind pool" or "blank check" company whose business plan was to acquire one or more properties or businesses and to pursue other related activities intended to enhance shareholder value.

From the date of its incorporation until December 9, 2005, ALCO’s only business activities were organizational activities directed at developing its business plan, raising its initial capital and registering under the Securities Exchange Act of 1934. On November 22, 2005, ALCO entered into an Agreement for Share Exchange with AL Marine and the individual shareholders of AL Marine pursuant to which it agreed to acquire all of the issued and outstanding stock of AL Marine in exchange for the issuance of 9,766,480 shares of ALCO’s common stock.  The closing under the Agreement for Share Exchange was completed on December 9, 2005, and upon completion of the closing, AL Marine became a wholly-owned subsidiary of ALCO.

AL Marine

AL Marine was incorporated under the laws of the British Virgin Islands on May 30, 2005 for the sole purpose of acting as a holding company for interests in several affiliated operating businesses.  On July 15, 2005, AL Marine acquired 100% of the outstanding shares of Andrew Liu & Company, a Hong Kong corporation, 85% of the outstanding shares of EduShip Asia, Ltd., a Hong Kong corporation, and 60% of the outstanding shares of Chang An Consultants Limited, a Hong Kong corporation.    The business of ALCO will now be carried on through AL Marine and its subsidiaries.

PRINCIPAL PRODUCTS AND SERVICES

Andrew Liu & Company

AL Marine is principally engaged in the marine insurance brokerage business though its wholly owned subsidiary, Andrew Liu & Company (“ALC”), which was formed in 1988 as an insurance brokerage firm specializing in marine hull protection and indemnity insurance.  ALC began operations in Hong Kong and moved into China in 1991.  ALC became a member of the Confederation of Insurance Brokers in Hong Kong, the professional body in charge of self-regulation of the industry, in 1993.  ALC expanded its operations in South Korea in 1995.

Insurance brokers represent the insured in negotiating and placing insurance coverage with insurers, as well as handling claims when they occur.  Insurance brokers generate revenue from commissions and fees on insurance premiums and earn interest on premiums held before remittance to the insurers.  Brokers do not issue the policies themselves, but only find and place policies with insurance carriers on behalf of their clients.

ALC works in placing insurance coverage with both hull and machinery coverage (H&M) providers and protection and indemnity coverage (P&I) providers.  H&M covers the physical loss of or damage to the vessel arising from accidents, while P&I covers liabilities, losses, expenses and costs incurred in relation to injury or death on board.  Business from China-based clients accounts for 95% of the business of Andrew Liu & Company, Ltd.

While ALC deals directly with most of its clients, it also engages two sub-brokers in China.  Marisk Limited is an exclusive sub-broker in Shandong province and Jiangsu Oriental Navigators Insurance Brokers is the other sub-broker.  The percentages of business of ALC generated by the two sub-brokers are approximately 11.11% and 0.81%, respectively.

Strike Club

In 2002, the Strike Club appointed ALC as its exclusive representative in China.  The Strike Club covers vessels’ loss of work resulting from delay due to strikes or other circumstances that are outside the control of the operator.  While such coverage may not generally be regarded to be as essential as H&M and P&I coverage, it is gaining popularity in China.  As the exclusive representative of the Strike Club in China, ALC is the only channel through which any shipowner, charterer or insurance broker in China may place insurance with the Strike Club.  For each policy placed through it, AL Marine takes 20% of the premium as its commission.

EduShipAsia, Ltd.

AL Marine owns 85% of EduShipAsia Ltd.  In 2004, EduShipAsia Ltd. was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) ("ICS") to set up ICS's first distant learning center in Shanghai, China.  ICS is an internationally recognized professional body representing shipbrokers, managers, and agents throughout the world.  ICS has approximately 3,500 members in over 60 countries.

As the Chinese shipping industry continues to grow and further integrates with the global market, an increasing demand for shipping professionals of high standards with globally recognized qualifications is expected.  Many students from China now travel overseas to attain higher educational qualifications.  The job market in China is competitive for new graduates and being certified by ICS is seen as an advantage.

As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.

Further, providing educational services will provide ALCO with name recognition among students who will become involved in the marine business.

EduShip Asia Ltd. has limited assets and its operations to date have not been significant.

CSC Group

AL Marine owns 60% of Chang An Consultants Ltd. (“Chang”) which participates in a joint venture with China's 3rd largest state-owned shipping group, the China Chanjiang Shipping Corporation

(the "CSC Group").  Chang, which was incorporated in Hong Kong in March 1999, acts as an in-house insurance brokerage firm and general consultant for the CSC Group.  Chang looks for business opportunities for the CSC Group and uses the CSC Group’s connections in China to create business opportunities for other foreign shipping interests.

The CSC Group owns a substantial and growing fleet of ships, advertising space, and seafarers’ schools in China.  The CSC Group has a large share of the market in logistics, cruising, shipbuilding and other related businesses along the Changjang region in China and has expanded its businesses all over the country.  The CSC Group’s other business activities include shipbuilding, crane manufacturing, cruising, advertising, and seafarers’ training.

DESCRIPTION OF INDUSTRY

Marine Insurance Brokerage

Marine insurance is a mature industry, which is diverse in terms of types of coverage and insurers.  These different options are intended to suit the risk profile and requirements of different types of vessels, voyages, shipowners, and charterers.  Within marine insurance, the two most common forms of insurance are hull and machinery (H&M) and protection and indemnity (P&I).  H&M covers the physical loss of or damage to the vessel arising from accidents, while P&I covers liabilities, losses, expenses and costs incurred in relation to injury or death.

Various insurers differ significantly in the coverages and options they provide.  Most shipowners and charterers rely on professional insurance brokers for advice to make an informed decision on the choice of insurer and coverage that will suit their needs.  Insurance brokers represent the insured in negotiating and placing insurances with the insurers. Brokers generate revenue primarily from commissions and fees on insurance calls and premiums.  Revenue is also generated from interest on calls and premiums held before remittance to the insurers and on claims held before payment to the insured.  Commission revenue varies based on the calls and premiums on the policies that are placed on behalf of clients.  When call and premium rates in the market rise, revenue for brokers increases, and revenue declines when call and premium rates decline.  The standard rate of commission for an insurance broker is approximately 10% on the call or premium of the insurance placed.

In addition, as part of the brokerage service, the brokers have a duty to make claims for their clients.  In doing so, they appraise the merits of the claim, devise a strategy for the claim and submit it to the insurer at the right place and in the correct form.

GOVERNMENT REGULATION

There are currently restrictions on international insurers covering China-flagged vessels for H&M insurance but not for P&I insurance.

ALCO’s subsidiaries, Andrew Liu & Co. Ltd and Chang An Consultant Ltd, as members of Hong Kong Confederation of Insurance Brokers (“HKCIB”), must comply with the minimum requirements specified by the Insurance Authority under Section 70(2) of the Insurance Companies Ordinance of Hong Kong.

CUSTOMERS AND MARKETING

While members of the senior management regularly appear at industry-targeted functions and speak at seminars organized for the shipping industry, ALCO believes that the best marketing channel is by word-of-mouth and clients’ referrals based on quality of service and results in providing a solution to difficult claims.  The very close-knit nature of the Chinese shipping community places ALCO in a good position.  This strategy has so far proven to be effective.

Historically, ALCO has had a customer retention rate of over 95%.

COMPETITION

ALCO’s major competitors are large US insurance brokers such as Aon, Marsh and Willis, who provide a wide range of insurances and are not focused on marine insurance.  These competitors are much larger than ALCO and have access to significantly more financial resources than ALCO.  However, these competitors are international companies who focus on many different types of insurance.  AL Marine is one of the few insurance providers that specializes in the marine insurance business.

Competition for business is intense in all of ALCO’s business lines and in every insurance market, and other providers of global risk management services have substantially greater market shares than ALCO does. Competition on premium rates has also exacerbated the pressures caused by a continuing reduction in demand in some classes of business.  Additional competitive pressures arise from the entry of new market participants, such as banks, accounting firms and insurance carriers themselves, offering risk management or transfer services.

EMPLOYEES

At the time of this report, ALCO had 23 employees, including 12 in operations and 11 in general and administrative functions.

REPORTS TO SECURITY HOLDERS

ALCO is subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly, files reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although ALCO may not be obligated to deliver an annual report to its shareholders, it intends to voluntarily send such a report, including audited financial statements, to its shareholders each year.  The public may read and copy any materials ALCO files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address is http://www.sec.gov.

ITEM 2.

DESCRIPTION OF PROPERTY

ALCO rents its facilities.  As of December 31, 2005, ALCO leased approximately 4,536 square feet of office space for its operations. Its current leased properties are:

Location	Size	Description

Central, Hong Kong	2,500 sq.ft	Headquarters

Shanghai, China	2,036 sq.ft	Office

Alco’s current total monthly rental payment is approximately US$ 14,200.

ITEM 3.

LEGAL PROCEEDINGS

ALCO is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. None of ALCO’s directors, officers or affiliates, and no owner of record or owner of more than five percent (5%) of its securities, or any associate of any such directors, officer or security holder is a party adverse to ALCO or has a material interest adverse to it in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

There is no public trading market for shares of ALCO’s common stock. ALCO’s common stock is not yet quoted on the OTC Bulletin Board or on any other public trading market, and ALCO has not applied and does not intend to apply for listing or quotation on any public trading market.  There is no assurance that any public market will be established or will develop for ALCO’s shares.

None of ALCO’s common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock. ALCO has not agreed to register any common stock under the Securities Act for sale by its security holders, although it reserves the right to do so in the future. Other than this offering, there are no common equities of ALCO that are being, or have been proposed to be, publicly offered by ALCO, the offering of which could have a material effect on the market price of its common stock.

As of March 31, 2006, ALCO had 10,000,000 shares of common stock issued and outstanding. The shares are held by 36 stockholders of record.

ALCO currently has no securities authorized for issuance under any equity compensation plans.

ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

RESULTS OF OPERATIONS

Revenue: Revenue for the year ended December 31 2005, was $3,005,350 as compared to $ 1,861,114 for the same period in 2004. The increase of $1,144,236 or approximately 61% was due to a substantial increase in growth of our customer base and market share.

Net Income before tax and minority interest: Net income before tax and minority interest for the year ended December 31, 2005 was $1,286,836 compared to $26,937 for the whole year of 2004.  The increase in the profit from operations was primarily due to an increase business as well as a reduction of total expenses during the year.

Operating expenses: total operating expenses were $1,754,819 for year ended December 31, 2005, as compared to $1,864,472 for the same period in 2004.  The decrease of $109,654 or 6% was due to 2 factors: (1) Decrease in $807,378 of compensation expense, which was fully reflected in the director’s remuneration during the year. (2) Increase $697,724 expenses in the area of  Staff cost, rent, and other expense which was related to revenue growth, as well as legal & professional fee which was related to company restructure. We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a reporting company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

We maintained cash of $2,970,056 as of December 31, 2005 and working capital of approximately $1.4 million as of that date.

As of December 31, 2005, commission receivable was $139,320 as compared to $188,496 for the same period in 2004. As of December 31, 2005, trade accounts payable and claims payable were $803,407 and $534,636, respectively, as compared to December 31, 2004 balances of $447,607 and $520,352. Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurer and claimants in relation to the year end.

Working capital (measured by current assets less current liabilities) at December 31, 2005, was $1,400,125, and at December 31, 2004, was $455,119. This increase was primarily due to cash provided by operations for the year ended December 31, 2005.

For the year ended December 31, 2005, cash provided by operating activities totaled $1,496,980. The receipt of fund was primarily due to net income for the year plus a decrease in commissions receivable and other receivables as well as an increase in trade accounts payable, claims payable,  amount due to director, others payable and accrued expenses, partially offset by an increase in deposits and prepayments.

For the year ended December 31, 2005, cash used in investing activities amounted to $19,594. The use of funds was for the purchase of office equipment.

For the year ended December 31, 2005, cash used in financing activities amounted to $33,633 which was due to an increase in dividends paid to a minority shareholder, repayment of obligations under a finance lease, repayment of shareholders’ loan , repayment from a director’s loan and overdraft from bank.

For the year ended December 31, 2005, the Group’s balance sheet reflects current and total assets of $3,211,697, and total current liabilities of $1,712,503. The Group has bank and cash equivalents of approximately $2,970,056 as at 31 December 2005. The Group has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year end, the Group had $17,904 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $15,384.

The Company is in the process of raising additional capital through the sale of securities to fund further expansion in the region.

CRITICAL ACCOUNTING POLICIES

Estimates And Assumptions

In preparing financial statements that conform to generally accepted accounting principles, management makes estimates and assumptions that may affect the reported amount of assets and liabilities.  Actual results could differ from these estimates.  Particularly, the areas requiring the use of management estimates relate to the valuation of accounts receivable and payable, equipment, accrued liabilities, and the useful lives for amortization and depreciation.

Earnings (Loss) Per Share

The Earnings/ (loss) per share is determined by dividing the net earnings (loss) by the weighted average number of outstanding shares during that period.

Currency

ALCO uses the Hong Kong dollar as its currency. The exchange rate for HK$ to US dollars has varied by very little during 2005, 2004, 2003 and 2002. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC and Chang were translated at year-end exchange rates. Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. At that date, the earnings process has been completed, and the Company can reliably estimate the impact of policy cancellations based upon historical cancellation experience adjusted by known circumstances. The Company keeps a policy cancellation reserve fund to use if policies are cancelled.  Subsequent commission adjustments are recognized upon notification from the insurance companies. Fee income is recognized as services are rendered.

Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

ITEM 7.

FINANCIAL STATEMENTS

ALCO, INC.

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	13
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	14
CONSOLIDATED BALANCE SHEET	15 - 16
CONSOLIDATED STATEMENTS OF OPERATIONS	17 – 18
CONSOLIDATED STATEMENTS OF CASH FLOWS	19 -20
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	21
NOTES TO FINANCIAL STATEMENTS	22 - 33

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284   W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 84037          PHONE: (801) 927-1337 FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ANDREW LIU & COMPANY LIMITED and CHANG AN CONSULTANTS LIMITED

Hong Kong

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of ANDREW LIU & COMPANY LIMITED and CHANG AN CONSULTANTS LIMITED (predecessor companies of ALCO, INC.) for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ANDREW LIU & COMPANY LIMITED and CHANG AN CONSULTANTS LIMITED for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan & Company

Kaysville, Utah

November 2, 2005

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALCO, Inc.

F/K/A Lotus Capital Corp.

We have audited the accompanying consolidated balance sheet of ALCO, Inc. f/k/a Lotus Capital corp. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. at December 31, 2005, and the results of its' operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Kempisty & Company

Certified Public Accountants PC

New York, New York

February 28, 2006

ALCO, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2005
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$2,970,056
Commissions receivable, net (Note 4)	139,320
Prepaid taxes	3,252
Total current assets	3,112,628

Property, plant and equipment, net (Note 5)	27,633

Other assets
Deposit and prepayments	69,569
Other receivable	1,867
Total other assets	71,436

Total Assets	$3,211,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 6)	$45,903
Trade accounts payable	803,407
Claim payable	534,636
Other payable	31,648
Accrued expenses	40,769
Due to shareholders (Note 7)	25,449
Due to directors (Note 8)	89,855
Income tax payable	140,836
Total Current Liabilities	1,712,503

Minority interest	7,691

Commitments and contingencies (Note 13)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of December 31, 2005	10,000
Additional Paid-in capital	10,513
Retained earnings	1,470,990
Stockholders' Equity	1,491,503
Total Liabilities and Stockholders' Equity	$3,211,697

See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004

Revenues
Commission income	$2,993,075	$1,818,484
Consulting income	12,275	42,630
Total revenues	3,005,350	1,861,114

Operating Expenses
Salaries	498,279	220,994
Travel expenses	220,700	128,158
Rents	266,230	347,990
Compensation expenses (Note 10)	-	807,378
Bad debt expenses	130,730	98,273
Depreciation	24,861	31,330
Exchange loss(gain)	(7,466)	2,069
Other general and administrative	621,485	228,281
Total Operating Expenses	1,754,819	1,864,473

Income (Loss) from Operations	1,250,531	(3,359)

Other Income (Expense)
Interest income	23,250	939
Other	18,182	44,642
Interest expense	(5,127)	(15,285)
Total operating expenses	36,305	30,296

Income (Loss) before provision
for Income Taxes and Minority Interest	1,286,836	26,937

Provision for Income Taxes	294,190	(147,119)

Income (loss) before Minority Interest	992,646	(120,182)

Minority Interest	(27,344)	2,654

Net Income (Loss)	$965,302	$(117,528)

Basic and Fully Diluted Earnings per Share	$0.10	$(0.01)

Weighted average shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements.

ALCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004
Operating Activities
Net income (loss)	$965,302	$(117,528)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	24,861	31,330
Minority interest (income)	27,344	(2,654)
Adjustment of minority interest		192
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	49,176	109,871
(Increase)/Decrease in deposit and prepayment	(57,185)	35,349
(Increase)/Decrease in other receivable	29,921	98,688
Increase/(Decrease) in accounts payable	355,800	195,878
Increase/(Decrease) in claims payable	14,284	110,390
Increase/(Decrease) in other payable	18,955	(7,453)
Increase/(Decrease) in accrued expenses	32,710	(64,236)
Increase/(Decrease) in due to directors	35,812	81,702
Net cash provided by operating activities	1,496,980	471,529

Investing Activities
Purchase of fixed assets	(19,594)	(8,020)
Net cash (used) by investing activities	(19,594)	(8,020)

Financing Activities
Overdraft from bank	45,903	-
Dividend paid to minority shareholders	(25,641)	-
Repayment of obligations under finance leases	(14,139)	(16,967)
Loan from shareholders	-	52,625
Repayment of shareholders' loan	(57,692)	-
Loan to directors	-	(60,636)
Repayment from directors' loan	17,906	-
Loan from related parties	-	349,869

Net cash provided (used) by financing activities	(33,663)	324,891

Increase in cash	1,443,723	788,400

Cash at beginning of period	1,526,333	737,933
Cash at end of period	$2,970,056	$1,526,333

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$5,127	$15,285
Income taxes	$258,376	$65,417

See Notes to Financial Statements.

ALCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances at January 1, 2004	133,520	$133	$3,962	$(5,249)	$-	$(1,154)

Premerger stock issuance
in 2005	100,000	100	39,900	-	-	40,000

Common stock issued for
acquisition of AL Marine
Holdings (BVI), Ltd.
reverse merger	9,766,480	9,767	(33,349)	628,465	-	604,883

Net loss	-	-	-	(117,528)	-	117,528)

Balances at December 31, 2004	10,000,000	10,000	10,513	505,688	-	526,201

Net income	-	-	-	965,302	-	965,302

Balances at December 31, 2005	10,000,000	$10,000	$10,513	$1,470,990	$-	$1,491,503

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND OPERATIONS

Description of Business

ALCO, Inc., (the "Company") was incorporated under the laws of the State of Nevada on June 7, 1999 as Seahorse, Inc. and changed its name to Lotus Capital Corp. on September 20, 2004.  The Company changed its name to ALCO, Inc. on January 7, 2006.

The Company is principally engaged in the marine insurance brokerage business in the Asia Pacific region, through its wholly owned subsidiary, AL Marine Holdings (BVI), Ltd., a British Virgin Islands corporation ("AL Marine").

Under the terms of the Agreement for the Share Exchange, Lotus has agreed to acquire all of the issued and outstanding stock of AL Marine and $50,000 in a share exchange transaction, in return for the issuance of 9,766,480 shares of stock of Lotus. Upon closing under the Agreement for Share Exchange, AL Marine would become a wholly-owned subsidiary of Lotus.

AL Marine is the 100% owner of Andrew Liu and Co., Ltd., a corporation principally engaged in the business of marine insurance brokerage in Asia.  AL Marine owns 60% of Chang An Consultants Ltd., a joint venture with China Changjiang National Shipping Corporation (“CSC Group”) that serves as a vehicle for the provision of marine insurance brokerage and other marine business services by AL Marine. AL Marine owns 85% of EdushipAsia Ltd. In 2005 and 2004, EdushipAsia Ltd was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) (“ICS ”) to set up ICS’s first distant learning centre in Shanghai, PRC.

As a result of the Agreement, the transaction was treated for accounting purposes as a capital transaction and reverse merger by the accounting acquirer (Alco) and as a reorganization of the accounting acquiree (Lotus). Accordingly, the financial statements include the following:

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost; and

The statements of operations include the operations of the acquirer for the years presented and the operations of the acquiree from the date of the merger.

ALCO, Inc. and AL Marine are hereafter referred to as the Company.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND OPERATIONS (continued)

Control by Principal Stockholders

The directors, executive officers, their affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding share capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Economic and Political Risks

The Company faces a number of risks and challenges since its assets are located in Hong Kong,  a Special Administrative Region of the People's Republic of China ("PRC"), and its revenues are derived from its operations therein.  The PRC is a developing country with an early stage market economic system, overshadowed by the state.  Its political and economic systems are very different from the more developed countries and are in a state of change.  The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States.  Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Hong Kong Accounting Standard" ("HKAS").

Certain accounting principles, which are stipulated by US GAAP, are not applicable in the HKAS.  The difference between HKAS accounts of the Company and its US GAAP financial statements is immaterial.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note - 2 SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company maintains its books and accounting records in Hong Kong dollar ("HK$"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are include in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and cash.  Exposure to losses on receivables is dependent on each customer's financial condition.  The Company controls its exposure to credit risk through a process of credit approvals, credit limits and monitoring procedures, establishing allowances for anticipated losses.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results, when ultimately realized could differ from those estimates.

Significant Estimates

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates relate to the valuation of accounts receivable and payable, equipment, accrued liabilities, and the useful lives for amortization and depreciation.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 -

SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. At that date, the earnings process has been completed and the Company can reliably estimate the impact of policy cancellations based upon historical cancellation experience adjusted by known circumstances. The policy cancellation reserve is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers. Fee income is recognized as services are rendered.

Cash and Cash Equivalents

The Company invests idle cash primarily in money market accounts, certificates of deposit and short-term commercial paper. Money market funds and all highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

Commissions Receivable

Commissions receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the income statement in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The annual percentages applied are:

Motor vehicles

20%

Furniture and fixtures

15%

Office equipment

15%

Leasehold improvements

20%

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Payable and Claims Payable

In its capacity as an insurance agent or broker, the Company collects premiums from insureds and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insureds. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit premiums is recorded as accounts payable and the obligation to remit claims and refunds is recorded as claims payable on the balance sheet.

Pension Costs

Mandatory contributions are made to the Hong Kong's Mandatory Provident Fund (MPF), based on a percentage of the employees' basic salaries.  The cost of these payments are charged to the profit and loss accounts as they become payable in accordance with the rule of the MPF Scheme.  The employer contributions vest fully with the employees when contributed into the MPF Scheme.

Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 17.5% in 2005 and 2004.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets. Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2005, due to the relatively short-term nature of these instruments.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Long-Lived assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with US GAAP.

Related Party Transactions

The captions "Due from directors" and "Due from related companies" represent loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets. The related companies are owned by directors of the Company.

The captions "Due to director" and "Due to related company" represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The related company is a development company owned by directors of the Company.

The Company rents office space in Hong Kong and Shanghai from a company owned by directors of the Company.

Foreign Currency and Other Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Hong Kong dollar (HK$). The financial statements are translated into US dollars from HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority (HKMA), Hong Kong's central bank, maintain a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1:HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2005 and 2004. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

Foreign currency transactions are those that required settlement in a currency other than HK$. Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Since the Company's common stock currently does not trade, the dilutive effect of any warrants or convertible notes outstanding can not be determined.

Note 3 - CASH

Cash consist of the following:	December 31,
2005

Cash on hand	$4,062
Cash in Bank
Bank of America	2,961,581
Bank of China	4,413

$2,970,056

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

Note 4 - COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	December 31,
2005

Commissions receivable	$240,940
Less: allowances for doubtful accounts	101,620
$139,320

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following at December 31,2005:

Furniture and fixtures				$144,212
Office equipment				87,424
Leasehold improvements				58,567
				290,203
Less: Accumulated depreciation				262,570
				$27,633

Depreciation expense for the years ended December 31, 2005 and 2004 was $24,861 and $31,330 respectively.

Note 6 - BANK OVER DRAFT

The Bank Over Draft consists of the following as of December 31, 2005:

	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral *
United Oversea Bank		Repayable on demand	3% over Prime Lending rate
	12,821
		Repayable on demand	2% over Prime Lending rate
	33,082
	$45,903

(*) Pledged of GBP 26,000 fixed deposit in the name of 3rd parties and Personal guarantee for HK$100,000 signed by 3rd parties

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 - DUE TO SHAREHOLDERS

Due to shareholders consist of the following:			December 31,
			2005

CSC Enterprises Development (HK) Co Ltd			$25,641
Chiang Wei Heng Henry			(128)
Chin Tsu- Kuang			(64)
			$25,449

Note 8 - DUE TO DIRECTORS

Due to directors consist of the following:			December 31,
			2005

Andrew Liu Fu Kang			$89,855
John Liu Shou Kang			-
			$89,855

Note 9 - RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai on an annual basis from companies owned by directors of the Company. The relevant rent expenses consist of following:
		December 31,
		2005	2004
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$105,231	$111,433
HK Office Room 502B	Fortune Ocean Ltd	8,308	-
Shanghai Office and quarter	Fortune Ocean and Andrew
		46,154	100,000
	First Pacific Development Ltd
Director (Andrew) quarter		9,475	-
		$169,168	$211,433

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 - COMPENSATION EXPENSES

The Company's officers and directors are also shareholders of the Company. Traditionally, the Company has paid a dividend rather than salaries and wages as compensation for services rendered.  This dividend is considered a bonus compensation expense for accounting purposes.  In the future, the Company plans to compensate the officers with salaries and wages rather than the dividend. Dividends (bonuses) paid for 2005 and 2004 are as follows:

Compensation expenses consist following:	December 31,
	2005	2004

Andrew Liu Fu Kang	$-	$459,427
John Liu Shou Kang	-	25,000
Madam Yap Swee May	-	289,618
CSC Enterprises Development (HK) Co Ltd	-	33,333
	$-	$807,378

Note 11 - INCOME TAXES

The Company's effective tax rate for the years ended December 31, 2005 and 2004 was 17.50%.

The provisions for income taxes for each of the two years ended December 31, 2005 and 2004 are summarized as follows:

Hong Kong only:	2005	2004

Current	$294,190	$147,119
Deferred	-	-
	$294,190	$147,119

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 - COMMON STOCK

During the quarter ended September 30, 2005, the Company issued 100,000 (1,000,000 pre-split) shares of common stock in reliance upon exemptions from registration under the Securities Act of 1933.  The shares were issued to Mid-Continental Securities Corporation on or about August 5, 2005, for total consideration of $40,000, or $0.40 ($0.04 pre-split) per share.  The consideration included cash advances of $20,000 made by Mid-Continental Securities Corporation for payment of on-going legal, accounting and operational expenses, and services valued at $20,000 in conjunction with completing a name change, preparation and filing of a registration statement on Form 10 - SB under the Securities Act of 1934, and preparation and filing of required periodic under the Securities Exchange Act of 1934.   The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 of Regulation D adopted under the Securities Act of 1933.

Note 13 - COMMITMENTS AND CONTINGENCIES

The Company's business operations exist solely in the PRC and are subject to significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency limitations.

The Company's results may thus be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies, laws, regulations, anti-inflationary measures, currency conversion and remittance limitation, and rates and methods of taxation, among other things.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	44	President and Chairman of the Board	2005
John Liu Shou Kang	45	Director	2005
Yip Kam Ming	36	Chief Financial Officer, Secretary	2005

BIOGRAPHICAL INFORMATION

Mr. Andrew Liu Fu Kang, is the founder and Chairman of AL Marine and is the  Chairman and President of the Company.  He is responsible for the overall management, development, and strategic planning of AL Marine.  He also oversees certain key client accounts and is frequently consulted on insurance claims of a more complex nature.  Before establishing AL Marine, he worked for Richard Hogg International Adjusters in London and Stevens Elmslie & Co. in Hong Kong for a total of 6 years handling all aspects of shipowners’ rights under the hull policy and vis-a-vis third parties, such as general average and salvage, legal defense work and arbitrations.  He was awarded an honors degree in Naval Architecture & Shipbuilding from the University of Newcastle Upon Tyne, U.K, a Master’s degree in Marine Law from Cardiff University, U.K and a Diploma in International Trade Law from the City of London Polytechnic.  He passed the Common Professional Exams in Law from Manchester Polytechnic.  He is a member of the Chartered Insurance Institute and the Chartered Institute of Shipbrokers.  He is the brother of John Liu Shou Kang.

Mr. John Liu Shou Kang is a Director of AL Marine and is a Director and Vice President of the Company.  He is responsible for the overall management of AL Marine, in particular, human resources and operational activities.  Prior to joining AL Marine in 1990, he worked in Sembawang Shipyard, Singapore for 2 years and was in charge of the supervision of all aspects of ship repairs including, design, conversion and costing.  He later worked in Sembawang Shipping Co., Singapore for another 4 years as manager in charge of operations including charter parties, litigation and Hull and P&I claims.  He was awarded an honors degree in Naval Architecture & Shipbuilding from the University of Newcastle Upon Tyne, U.K and a Masters degree in International Shipping from Plymouth University, U.K.  He is the brother of Andrew Liu Fu Kang.

Mr. Yip Kam Ming is the Financial Controller of AL Marine and is the Chief Financial Officer and Secretary of the Company.  He started his career in the accounting and audit industry in 1989.  In 1993, he worked as a management accountant for Guangdong Investment Limited, a Hong Kong listed company. He assumed the responsibility of performing financial statement analysis and preparing management reports, as well as engaging in merger & acquisition and due diligence projects. In 1996, he was transferred to Guangdong Tannery Limited, a subsidiary of Guangdong Investment, a Hong Kong Listed company that manufactures raw leather and retails leather products. He also worked as the Financial Controller and his responsibility was to manage the group’s finance. He was also involved in the company’s initial public offering and other merger and acquisition projects. In 2002, he began working for Intac International Holdings Limited (Intac), a US Nasdaq listed company, as a financial controller, where he oversaw the preparation of consolidation accounts and setup accounting procedures. He became the group financial controller of Intac in 2004.  In 2005, he became the group financial controller of AL Marine. He is a fellow member of the Association of Chartered Certified Accountants and a member of Hong Kong Institute of Certified Public Accountants. He was awarded a degree from the Curtin University of Technology and has a Masters degree in Corporate Finance from the Hong Kong Polytechnic University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with  the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2005, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 10.

EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2002, 2003, 2004 and 2005.

Name and Principal Position	Year	Salary	Other Compensation
Andrew Liu, Chairman	2002 2003 2004 2005	8,757 4,482 4,482 64,561	228,308 (1) 333,938 (2) 459,427 (3) 10,356 (4)
John Liu, Director	2002 2003 2004 2005	13,719 14,695 14,949 55,371	74,686 (5) 119,070 (6) 89,132 (7) 65,592 (8)
Yip Kam Ming, CFO	2002 2003 2004 2005	- - - 17,270	- - - 385 (9)

(1)

Includes dividends of $228,020 paid by a subsidiary and Mandatory Provident Fund contributions of $288.

(2)

Includes dividends of $333,938 paid by Company subsidiaries

(3)

Includes dividends of $459,427 paid by Company subsidiaries

(4)

Includes expense reimbursement of $9,475 and Mandatory Provident Fund contributions of $881

(5)

Includes expense reimbursement of $74,000 and Mandatory Provident Fund contributions of $686

(6)

Includes dividends of $42,450 paid by a subsidiary, expense reimbursement of $75,795 and Mandatory Provident Fund contributions of $735.

(7)

Includes dividends of $25,000 paid by a subsidiary, expense reimbursement of $63,385 and Mandatory Provident Fund contributions of $747

(8)

Includes expense reimbursement of $64,400 and Mandatory Provident Fund contributions of $1,192

(9)

Includes Mandatory Provident Fund contributions of $385

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the stock ownership of each executive officer of ALCO, of all the executive officers and directors of ALCO as a group, and of each person known by ALCO to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrant or other right to acquire additional securities of ALCO, except as may be otherwise noted.

Name	No. of shares	Percent of Class
Andrew Liu, President and Chairman (1) Flat 3, 24/F., Blk A, Viking Garden, 42 Hing Fat Street, Hong Kong	6,203,668	62.04%
John Liu, Director (1) Flar 24, 12/F., 2 Mansfield Road The Peak, Hong Kong	2,553,935	25.54%
Yip Kam Ming, Chief Financial Officer, Secretary (1) Flat 9C, Orchid Court, New Town Plaza III, Shatin, New Territories, Hong Kong	0	0%
All Officers and Directors as a group (3 in number)	8,757,603	87.58%

(1) The person named is an officer, director, or both.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, promoter, or affiliate of ALCO has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by ALCO through security holdings, contracts, options, or otherwise.

ITEM 13.

EXHIBITS

a)

The Exhibits listed below are filed as part of this Annual Report.

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2005).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2005).

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Kempisty & Co, CPA for audit of the Company’s annual financial statements were $30,000 for the fiscal year ended December 31, 2005. Kempisty & Co, CPA have not yet billed the Company for any reviews of the Company’s financial statements included in its quarterly reports on Form 10-QSB.

(2) Kempisty & Co, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2005.

Tax Fees

(3) There were no fees billed by Kempisty & Co, CPA for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005.

All Other Fees

(4) Kempisty & Co, CPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2005

Audit Committee’s Pre-approval policies and procedures

(5) ALCO, which is not yet publicly traded, does not have an audit committee. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on Apri1 12, 2006 ..

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:   Apri1 12, 2006

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:   Apri1 12, 2006

By: /s/ John Liu, Director

Date:  Apri1 12 , 2006