Form 10QSB
period 2006-03-31
ALCO, INC.
filed 2006-05-15
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

ALCO, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes.. No X

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At March 31, 2006, the following shares were outstanding: 10,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31,
2006
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$3,093,705
Commissions receivable, net (Note 4)	326,935
Total current assets	3,420,640

Property, plant and equipment, net (Note 5)	74,169

Other assets
Deposit and prepayment	48,127
Receivable from a sub-broker	1,867
Total other assets	49,994

Total Assets	$3,544,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 6)	$42,289
Trade accounts payable	306,703
Claims payable	740,596
Other payable (Note 10)	187,162
Accrued expenses	33,769
Due to shareholders (Note 7)	(192)
Due to directors (Note 8)	89,855
Income tax payable	223,909
Total Current Liabilities	1,624,091

Minority interest	16,849

Commitments and contingencies (Note 13)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;

10,000,000 shares issued and outstanding as of March 31, 2006	10,000
Additional Paid-in capital	10,513
Retained earnings	1,883,350
Stockholders' Equity	1,903,863
Total Liabilities and Stockholders' Equity	$3,544,803

See Notes to Financial Statements

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005

Revenues
Commission income	$847,132	$713,914
Consulting income	-	4,829
Total revenues	847,132	718,743

Operating Expenses
Salaries	168,093	85,242
Travel expenses	41,943	39,812
Rents	85,904	52,626
Bad debt expenses	-	17,450
Depreciation	3,617	6,185
Exchange loss (gain)	2,264	460
Other general and administrative	67,560	58,252
Total Operating Expenses	369,381	260,027

Income (Loss) from Operations	477,751	458,716

Other Income (Expense)
Revenue from website advertising	14,000	-
Other income	4,236	4,881
Interest income	13,047	1,714
Interest expense	(1,191)	(1,220)
Total operating expenses	30,092	5,375

Income (Loss) before provision
for Income Taxes and Minority Interest	507,843	464,091

Provision for Income Taxes	86,325	83,378

Income (loss) before Minority Interest	421,518	380,713

Minority Interest	9,158	10,826

Net Income (Loss)	$412,360	$369,887

Basic and fully diluted earnings per share	$0.04	$0.04

Weighted average shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements.

 ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income (loss)	$412,360	$369,887
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	3,617	6,185
Minority interest (income)	9,158	10,826
Adjustment of minority interest
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(187,615)	(205,871)
(Increase)/Decrease in deposit and prepayment	21,442	-
(Increase)/Decrease in other receivable	-	(65,340)
Increase/(Decrease) in accounts payable	(496,705)	196,333
Increase/(Decrease) in claims payable	205,961	(106,583)
Increase/(Decrease) in other payable	155,514	4,854
Increase/(Decrease) in accrued expenses	(7,000)	(2,072)
Increase/(Decrease) in income tax payable	86,325	68,262
Net cash provided by operating activities	203,057	276,481

Investing Activities
Purchase of fixed assets	(50,153)	(810)
Net cash (used) by investing activities	(50,153)	(810)

Financing Activities
Bank overdraft	-	44,162
Repayment of bank overdraft	(3,614)	-
Loan from obligations under finance leases	-	(4,242)
Repayment of shareholders' loan	(25,642)	(66,666)
Loan from directors	-	13,039
Net cash provided (used) by financing activities	(29,256)	(13,707)

Increase in cash	123,649	261,964

Cash at beginning of period	2,970,056	1,526,333
Cash at end of period	$3,093,705	$1,788,297

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$1,191	$1,220
Income taxes	$-	$15,116

See Notes to Financial Statements.

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1-

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

AL Marine is the 100% owner of Andrew Liu and Co., Ltd., a corporation principally engaged in the business of marine insurance brokerage in Asia.  AL Marine owns 60% of Chang An Consultants Ltd., a joint venture with China Changjiang National Shipping Corporation (“CSC Group”) that serves as a vehicle for the provision of marine insurance brokerage and other marine business services by AL Marine.  AL Marine owns 85% of EduShipAsia Ltd.  In 2005 and 2004, EduShipAsia Ltd. was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) ("ICS") to set up ICS's first distant learning center in Shanghai, PRC.

ALCO, Inc. and AL Marine are hereafter collectively referred to as the Company.

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1-

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

Note 2-

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

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-

SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company maintains its books and accounting records in Hong Kong dollar ("HK$"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year-end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gain and losses resulting from foreign currency transactions are included in operations.

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

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-

SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later. At that date, the earnings process has been completed and the Company can reliably estimate the impact of policy cancellations based upon historical cancellation experience adjusted by known circumstances. The policy cancellation reserve is periodically evaluated and adjusted as necessary. Subsequent commission adjustments are recognized upon notification from the insurance companies. Commission revenues are reported net of commissions paid to sub-brokers. Consulting income is recognized as services are rendered.

Cash and Cash Equivalents

The Company invests idle cash primarily in money market accounts, certificates of deposit and short-term commercial paper. Money market funds and all highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

Commissions Receivable

Commissions receivable are reported as net of commissions receivable from customers and premiums payable to respective insurers and commissions payable to sub-brokers, then less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

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

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-

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

Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 17.5% in 2006 and 2005.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets. Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2006, due to the relatively short-term nature of these instruments.

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-

SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Information

                                                                                                                                                                                                                                                                                                 The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2006, and 2005, have been included.  Readers of these financial statements should note that the interim results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Valuation of Long-Lived assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with US GAAP.

Related Party Transactions

The captions "Due from directors" and "Due from shareholders" represent loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The captions "Due to directors" and  "Due to shareholders" represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

The Company rents office space in Hong Kong and Shanghai from a company owned by directors of the Company.

Foreign Currency and Other Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars. The functional currency is the Hong Kong dollar (HK$). The financial statements are translated into US dollars from HK$ at period end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority (HKMA), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during the period of 2006 and 2005. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

Foreign currency transactions are those that required settlement in a currency other than HK$. Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-

SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse stock split

On August 11, 2005, our Board of Directors approved a 10-for-1 reverse stock split of our outstanding shares of capital stock.  The reverse stock split became effective on September 26, 2005.  All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2006, there are no potentially dilutive securities issued and outstanding.

Note 3-

CASH AND CASH EQUIVALENTS

Cash consists of the following:	March 31,
2006

Cash on hand	$303
Cash in Bank
Bank of America	3,087,994
Bank of China	5,408
$3,093,705

Note 4-

COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	March 31,
2006

Commissions receivable	$421,461
Less: allowances for doubtful accounts	94,526
$326,935

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5-

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at March 31,2006:

Furniture and fixtures	$152,179
Office equipment	101,867
Leasehold improvements	86,311
340,356
Less: Accumulated depreciation	266,187
$74,169
Depreciation expense for the three months ended March 31, 2006 and 2005 was $3,617 and $6,185, respectively.

Note 6-

BANK OVERDRAFT

The Bank Over Draft consist of the following as of March 31, 2006:

	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral *
United Oversea Bank		Repayable on demand	3% over Prime Lending rate
$12,821
		Repayable on demand	2% over Prime Lending rate
29,468
$42,289

(*) Pledged of GBP 26,000 certificate of deposit (CD) in the name of third parties and Personal guarantee for $12,821 signed by third parties

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7-

DUE TO SHAREHOLDERS

Due to shareholders consist of the following:	March 31,
2006

Chiang Wei Heng Henry	$(128)
Chin Tsu- Kuang	(64)
$(192)

Note 8-

DUE TO DIRECTORS

Due to directors consist of the following:	March 31,
2006

Andrew Liu Fu Kang	$89,855
$89,855

Note 9-

RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company. The relevant rent expenses consist of following:
		March 31,
		2006	2005
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$26,308	$27,835
HK Office Room 502B	Fortune Ocean Ltd	8,308	-
Shanghai Office and quarter	Fortune Ocean and Andrew
		15,385	-
	First Pacific Development Ltd
Director (Andrew) quarter		5,000	-
		$55,000	$27,835

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 10-

OTHER PAYABLE

Other payable consist of the following:	March 31,
2006

Customer Deposit	$176,562
Deposit for lease payable	10,600
$187,162

Note 11-

INCOME TAXES

The Company's effective tax rate for the years ended March 31, 2006 and 2005 was 17.50%.

The provisions for income taxes for each of the two years ended March 31, 2006 and 2005 are summarized as follows:

Hong Kong only:	2006	2005

Current	$86,325	$83,378
Deferred	-	-
	$86,325	$83,378

Note 12-

COMMON STOCK

During the quarter ended September 30, 2005, the Company issued 100,000 shares of common stock in reliance upon exemptions from registration under the Securities Act of 1933.  The shares were issued to Mid-Continental Securities Corporation on or about August 5, 2005, for total consideration of $40,000, or $0.40 per share.  The consideration included cash advances of $20,000 made by Mid-Continental Securities Corporation for payment of on-going legal, accounting and operational expenses, and services valued at $20,000 in conjunction with completing a name change, preparation and filing of a registration statement on Form 10 - SB under the Securities Act of 1934, and preparation and filing of required periodic under the Securities Exchange Act of 1934.   The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 of Regulation D adopted under the Securities Act of 1933.

Note 13-

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

Revenues for the three months ending March 31, 2006 were $847,132, as compared to  revenues of $718,743 for the same period in 2005.  This increase of $128,389, or approximately 18%, was the result of greater commission income due to premium increases.

Net income before tax and minority interest for the three months ending March 31, 2006 was $507,843 compared to $464,091 for the same period of 2005.  The increase in pre-tax profit of $43,752 was due to an increase in commission income during the three months ended March 31, 2006.

Operating expenses for the three months ending March 31, 2006 were $369,381 compared to $260,027 for the same period in 2005.  The increase of $109,354, or approximately 42%, was mainly due to increases in rental and salary expenses during the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We maintained cash of $3,093,705 as of March 31, 2006 and working capital of $1.8m as of that date.

For the three months ended March 31, 2006, cash provided by operating activities totaled $203,057. This was primarily due to net income during the period plus an increase in claims payable, taxation and other payables as well as a decrease in deposits and prepayments, partially off set by an increase in commissions receivable and a decrease in trade accounts payable and accrued expenses. For the three months ended March 31 2005, cash provided by operating activities totaled $276,481. This was mainly due to a net income plus an increase in trade accounts payable, other payable and taxation, partially offset by an increase commission receivable, other receivable, as well as decrease claims payable and accrued expenses.

For the three months ended March 31, 2006, cash used in investing activities amounted to $50,153. The use of funds was for the purchases of office equipment. For the three months ended March 31, 2005, cash used in investing activities amounted to $810. The use of funds was for the purchases of office equipment

For the three months ended March 31 2006 cash used in financing activities amounted to $29,256 which was due to repayment of shareholders’ loan and repayment of bank overdraft. For the three months ended March 31 2005 cash used in finance activities amounted to $13,707 which was due to repayment of obligations under finance lease, repayment of shareholders’ loan and loan from bank overdraft and loan from director.

For the three months ended March 31, 2006, the Group’s balance sheet reflects current and total assets of $3,544,803, and total liabilities of $1,624,091. The Group has bank and cash equivalent of approximately $3,093,705 as of March 31, 2006. The Group has sufficient funds to satisfy its financial commitments and working capital requirements. During the period, the Group has no material commitments for capital expenditures and off-balance sheet arrangements.

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:   May 15, 2006

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:  May 15, 2006

By: /s/ John Liu, Director

Date:   May 15, 2006