Form 10QSB
period 2006-06-30
ALCO, INC.
filed 2006-08-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No...

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes. No X

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At June 30, 2006, the following shares were outstanding: 10,000,000.

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

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

June 30,
ASSETS	2006
Current Assets:
Cash and cash equivalents (Note 3)	$2,243,423
Commissions receivable, net (Note 5)	308,876
Enrollment fee receivable	597
Total current assets	2,552,896

Property, plant and equipment, net (Note 6)	76,607

Other assets
Deposit and prepayment	67,739
Restricted Cash (Note 4)	1,697,197
Other Receivable	1,867
Due from shareholders (Note 8)	192
Total other assets	1,766,995

Total Assets	$4,396,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$44,565
Trade accounts payable	496,620
Claims payable	1,264,528
Other payable	-
Accrued expenses	3,000
Deferred revenue	8,917
Due to directors (Note 9)	73,188
Income tax payable	290,628
Current portion of obligation from hire purchases lease	1,699
Total Current Liabilities	2,183,145

Long term portion of obligation from hire purchase lease	8,656

Minority interest	27,441

Commitments and contingencies (Note 11)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of March 31, 2006	10,000
Additional Paid-in capital	10,513
Retained earnings	2,156,743
Stockholders' Equity	2,177,256
Total Liabilities and Stockholders' Equity	$4,396,498

See Notes to Financial Statements

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2006	2005
Revenues
Commission income	$1,606,341	$1,325,670
Consulting income	38,231	8,331
Website advertising	19,083	-
Enrollment Fee income	519	-
Total revenues	1,664,174	1,334,001

Operating Expenses
Salaries	400,058	192,594
Travel expenses	109,062	96,686
Rents	178,769	133,619
Bad debt expenses	-	34,901
Depreciation	7,881	10,402
Exchange loss (gain)	5,105	1,732
Other general and administrative	146,060	309,404
Total Operating Expenses	846,935	779,338

Income (Loss) from Operations	817,239	554,663

Other Income (Expense)
Other income	11,214	9,567
Interest income	32,624	5,449
Interest expense	(2,531)	(2,490)
Total other income (expenses)	41,307	12,526

Income (Loss) before provision
for Income Taxes and Minority Interest	858,546	567,189

Provision for Income Taxes	153,044	110,208

Income (loss) before Minority Interest	705,502	456,981

Minority Interest	19,749	21,635

Net Income (Loss)	$685,753	$435,346

Basic and fully diluted earnings per share	$0.07	$0.04

Weighted average shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

 ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income	$685,753	$435,346
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	7,881	10,402
Minority interest (income)	19,749	21,635
Adjustment of minority interest
Changes in operating assets and liabilities:
(Increase)/decrease in commission receivable (net)	(169,557)	6,117
(Increase) in restricted cash	(348,287)	(415,813)
(Increase) in enrollment fee receivable	(596)	-
(Increase)/decrease in deposit and prepayment	1,830	(28,462)
(Increase) in other receivable	-	(27,381)
Increase/(decrease) in accounts payable	(306,787)	307,713
Increase/ in claims payable	729,892	105,529
Increase/(decrease) in other payable	(31,648)	8,333
(Decrease) in accrued expenses	(37,769)	(8,059)
Increase in deferred income	8,917	-
Increase in income tax payable	153,044	95,091
Net cash provided by operating activities	712,422	510,451

Investing Activities
Purchase of fixed assets	(56,854)	(3,010)
Net cash (used) by investing activities	(56,854)	(3,010)

Financing Activities
Bank overdraft	-	43,720
Repayment of bank overdraft	(1,337)	-
Loan from obligations under finance leases	10,355	(8,484)
Repayment of amount due to shareholder	(25,642)	(81,958)
Repayment of amount due to director	(16,667)	(9,030)
Net cash (used) by financing activities	(33,291)	(55,752)

Increase in cash	622,277	451,689

Cash at beginning of period	1,621,146	750,807
Cash at end of period	$2,243,423	$1,202,496

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$2,531	$2,490
Income taxes	$-	$15,116

See Notes to Financial Statements

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2006, due to the relatively short-term nature of these instruments.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2006, and 2005, have been included.  Readers of these financial statements should note that the interim results for the six  month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of 30 June, 2006, there are no potentially dilutive securities issued and outstanding.

Note 3-

CASH

Cash consists of the following:	June 30,

2006

Cash on hand	$4,049
Cash in Bank
Bank of America Asia Ltd	2,233,966
Bank of China	5,408
$2,243,423

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

Note 4-

RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premium collected from customers and payable to issuers, and claims received from issuers and payable to policyholders.  The restricted cash balance was $1,697,197 as of June 30, 2006.

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5-

COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	June 30,

2006

Commissions receivable	$411,071
Less: allowances for doubtful accounts	102,195
$308,876

Note 6-

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at June 30,2006:

Furniture and fixtures	$153,861
Office equipment	106,744
Leasehold improvements	86,452
347,057
Less: Accumulated depreciation	270,450
$76,607

Depreciation expense for the six months ended June 30, 2006 and 2005 was $7,881 and $10,402, respectively.

Note 7-

BANK OVERDRAFT

The Bank Over Draft consist of the following as of June 30, 2006:

	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral *
United Oversea Bank		Repayable on demand	3% over Prime Lending rate
$12,821
		Repayable on demand	2% over Prime Lending rate
31,744
$44,565

(*) Pledged of GBP 26,000 certificate of deposit (CD) in the name of third parties and Personal guarantee for $12,821 signed by third parties

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8-

DUE FROM SHAREHOLDERS

Due from shareholders consists of the following:	June 30,
2006

Chiang Wei Heng Henry	$128
Chin Tsu- Kuang	64
$192

Note 9-

DUE TO DIRECTORS

Due to directors consists of the following:	June 30,
2006

Andrew Liu Fu Kang	$73,188
$73,188

Note 10-

RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		June 30,
		2006	2005
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$55,538	$68,561
HK Office Room 502B	Fortune Ocean Ltd	17,538	-
Shanghai Office and quarter	Fortune Ocean and Andrew
		30,769	15,385
	First Pacific Development Ltd
Director (Andrew) quarter		10,000	-
		$113,845	$83,946

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11-

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

RESULTS OF OPERATIONS

Revenue:   Revenue for the six-month period ended June 30, 2006 was $1,664,174 compared to $1,334,001 for the six-month period ended June 30, 2005.  The increase of approximately 25% was due to growth of our premium income in the insurance business, website advertising income and consulting income.

Net income before tax and minority interest:  Net income for the six-month period ended June 30, 2006 was $858,546.  Net income for the six-month period ended June 30, 2005 was $567,189.  The increase in net income from operations was primarily due to increased business.  Interest income increased to $32,624 for the six months ended June 30, 2006 from $5,449 for the six month period ended June 30, 2005.

Operating expenses:  The operating expenses for the six-month period ended June 30, 2006 were $846,935, compared to operating expenses of $779,338 for the six-month period ended June 30, 2005.   The increase was primarily due to increases in salaries ($400,058 for the period ended June 2006 compared to $192,594 for the period ended June 2005) and rent ($133,619 for the six month period ended June 30, 2005 compared with $178,769 for the six month period ended June 30, 2006), with a decrease in bad debt expenses ($0 for the six month period ended June 2006 compared with $34,901 for the six month period ended June 30, 2005).  Travel expenses increased from $96,686 for the six months ended June 30, 2005 to $109,062 for the six months ended June 30, 2006

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, commissions receivable were $308,876, trade accounts payable and claims payable were $496,620 and $1,264,528, respectively.

For the six-month period ended June 30, 2006, cash provided by operating activities totaled $712,422. The receipt of funds was primarily due to net income for the year plus increases in claims payable, deferred income and income tax payable and a decrease in deposit and prepayment partially offset by increases in commission receivable and restricted cash and decreases in accounts payable, other payable and accrued expenses.

For the six-month period ended June 30, 2006, cash used in investing activities amounted to $56,854. The use of funds was for the purchase of office equipment.

For the six month period ended June 30, 2006, cash used in financing activities amounted to $33,291 which was due to an increase in repayment of bank overdraft, repayment of amount due to shareholder, repayment of amount due to director and an increase in a loan from obligations under finance leases

For the six-month period ended June 30, 2006, ALCO’s balance sheet (unaudited) reflects current and total assets of $4,396,498 and total liabilities of $2,191,801.  ALCO has cash and cash equivalents of approximately $2,243,423 as of June 30, 2006.   ALCO has sufficient funds to satisfy its financial commitments and working capital requirements. During the period, the ALCO had no material commitments for capital expenditures and off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

32.1

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:   August 14, 2006

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:  August 14, 2006

By: /s/ John Liu, Director

Date:   August 14, 2006