Form 10KSB/A
period 2005-12-31
ALCO, INC.
filed 2006-09-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  [   ] Yes  [ X ]  No

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

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24,1990).

Transitional Small Business Disclosure Format (Check One):  Yes ____; No _X__

INDEX

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

BACKGROUND

4

PRINCIPAL PRODUCTS AND SERVICES

4

DESCRIPTION OF INDUSTRY

7

GOVERNMENT REGULATION

8

CUSTOMERS AND MARKETING

9

COMPETITION

9

EMPLOYEES

9

REPORTS TO SECURITY HOLDERS

9

ITEM 2. DESCRIPTION OF PROPERTY

10

ITEM 3. LEGAL PROCEEDINGS

10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

11

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

11

CRITICAL ACCOUNTING POLICIES

13

ITEM 7. FINANCIAL STATEMENTS

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  38

ITEM 8A. CONTROLS AND PROCEDURES

38

ITEM 8B. OTHER INFORMATION

38

PART III

38

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  38

DIRECTORS AND OFFICERS

38

BIOGRAPHICAL INFORMATION

39

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

40

ITEM 10. EXECUTIVE COMPENSATION

40

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

41

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

41

ITEM 13. EXHIBITS

42

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

42

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

PRINCIPAL PRODUCTS AND SERVICES

ALCO operates through its wholly owned subsidiaries: Andrew Liu & Company, Chang An Consultants Ltd. and EduShip Asia Ltd.  These subsidiaries operate primarily in Hong Kong and China.

Andrew Liu & Company

ALCO is principally engaged in the marine insurance brokerage business though its wholly owned subsidiary, Andrew Liu & Company (“ALC”), which was formed in 1988 as an insurance brokerage firm specializing in marine hull protection and indemnity insurance.  ALC began operations in Hong Kong and moved into China in 1991.  ALC expanded its operations in South Korea in 1995.

Under Hong Kong regulations, a person who acts as an insurance broker must have authorization from the Insurance Authority or be a member of a body of insurance brokers approved by the Insurance Authority.  The Confederation of Insurance Brokers is such a body that has been approved by the Insurance Authority.  ALC became a member of the Confederation in Hong Kong in 1993. In order to be admitted to the Confederation, an insurance broker must meet minimum requirements in regard to qualifications and experience; capital and net assets; professional indemnity insurance; keeping of separate records; and the keeping of proper books and accounts.  These requirements are determined by the Insurance Authority.  If an insurance broker does not meet these standards, the Confederation can withdrawal the insurance broker’s membership.

Insurance brokers represent the insured in negotiating and placing insurance coverage with insurers, as well as handling claims when they occur.  Insurance brokers generate revenue from commissions and fees on insurance premiums and earn interest on premiums held before remittance to the insurers.  Brokers do not issue the policies themselves ; they only find and place policies with insurance carriers on behalf of their clients and act as a liaison between the insurer and the client during the claims process ..

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

While ALC deals directly with most of its clients, it also engages two sub-brokers in China.  Marisk Limited is an exclusive sub-broker in Shandong province and Jiangsu Oriental Navigators Insurance Brokers is the other sub-broker.  The percentages of business of ALC generated by the two sub-brokers are approximately 11.11% and 0.81%, respectively.  Andrew Liu & Company does not have any written agreements with these sub-brokers, and the relationship with them could be terminated at any time without cause.  However, Andrew Liu & Company could replace these sub-brokers, if needed, so it would not suffer a material adverse effect if the relationships were terminated.

Andrew Liu & Company places insurance coverages with many different insurance providers.  For P&I insurance, the company places insurance with The West of England Ship Owners Insurance Association, American P&I Club, and The South of England Protection &

Indemnity Association (Bermuda) Ltd., among others.  For H&M coverage, Andrew Liu & Company places coverages with Spectrum Marine, Pierre Leblanc & Associations A.S.S., and Lloyd’s Underwriters, among others.  Andrew Liu & Company does not have any written agreements with these insurance providers.

Strike Club

In 2002, the Strike Club appointed ALC as its exclusive representative in China.   The Strike Club is an international insurer that was formed to cover losses that could occur in the marine industry, such as lost profits from labor strikes, which were not typically covered by other insurance.  The Strike Club is owned by its members and is a mutual insurer.   The Strike Club covers vessels’ loss of work resulting from delay due to strikes or other circumstances that are outside the control of the operator.  As the exclusive representative of the Strike Club in China, ALC is the only channel through which any shipowner, charterer or insurance broker in China may place insurance with the Strike Club.  For each policy placed through it, AL Marine takes 20% of the premium as its commission. Andrew Liu & Company cannot place any business with any other company offering the same coverage as the Strike Club during the term of the agreement.  We do not pay Strike Club for this representation.

During 2005, our clients made 30 claims to the Strike Club, ten of which were paid for a total payment of approximately $247,000.

Our written contract with the Strike Club expired in 2004, and no new agreement has been created. However, we continue to operate as if the 2004 contract were still in effect.  Either party may terminate the relationship at any time, without cause.

During 2005, Andrew Liu & Company received $65,000 in commission income due to this agreement with the Strike Club.

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

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas.   As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, EduShip Asia is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP165, of which GBP135 will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  EduShip Asia is responsible for paying the set up and maintenance for the center.

EduShip Asia Ltd. has limited assets and its operations to date have not been significant.     As of December 31, 2005, EduShip Asia had net assets of $(12,927) with a cash balance of $3,432 and accounts payable of $2,309.

During the 2005 fiscal year, EduShip Asia received $518 from enrollment fees from this arrangement.  It spent approximately $12,855 setting up and maintaining the learning center.

CSC Group

AL Marine owns 60% of Chang An Consultants Ltd. (“Chang”) which participates in a joint venture with a large state-owned shipping group in China , the China Chanjiang Shipping Corporation (the "CSC Group").  Chang, which was incorporated in Hong Kong in March 1999, acts as an in-house insurance brokerage firm and general consultant for the CSC Group.  Chang looks for business opportunities for the CSC Group and uses the CSC Group’s connections in China to create business opportunities for other foreign shipping interests.

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

Chang An Consultants has no formal agreement with CSC.  In 2005, about 5.28% of ALCO’s revenue was generated from Chang An Consultants.

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

GOVERNMENT REGULATION

ALCO’s subsidiaries, Andrew Liu & Co. Ltd and Chang An Consultant Ltd, as members of Hong Kong Confederation of Insurance Brokers (“HKCIB”), must comply with the minimum requirements specified by the Insurance Authority under Section 70(2) of the Insurance Companies Ordinance of Hong Kong.   The minimum requirements specified by the Insurance Authority (“IA”) under Section 70(2) of the Insurance Companies Ordinance are:

(a)

To maintain paid up share capital or minimum net assets of HK$ 100,000

(b)

To maintain adequate accounting records to reflect the transactions of its business

(c)

To maintain client accounts in accordance with the minimum requirements specified by the IA under Section 70(2) of the Ordinance

(d)

To maintain a professional indemnity insurance policy in accordance with the minimum requirements specified by the IA under Section 70(2) of the ordinance.

These restrictions and other laws with which we must comply are subject to change.  Any change in these laws may cause our cost of doing business to increase or cause a change in the demand for our services.

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

Historically, ALCO has had a customer retention rate of over 90 % for the past three years.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years. In 2005, ALCO had over 200 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-brokers.

COMPETITION

ALCO’s major competitors are large US insurance brokers such as Aon, Marsh and Willis, who provide a wide range of insurances and are not focused on marine insurance.  These competitors are much larger than ALCO and have access to significantly more financial resources than ALCO.  However, these competitors are international companies who focus on many different types of insurance.   We believe that AL Marine is one of the few insurance providers that specializes in the marine insurance business.

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

EMPLOYEES

At the time of this report, ALCO had 23 employees, including 12 in operations and 11 in general and administrative functions.  Nineteen employees are full time and four employees are part time.

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

ITEM 2. DESCRIPTION OF PROPERTY

ALCO rents its facilities from companies owned by the directors of ALCO ..  As of December 31, 2005, ALCO leased approximately 4,536 square feet of office space for its operations. Its current leased properties are:

Location	Size	Description

Central, Hong Kong	2,500 sq.ft	Headquarters

Shanghai, China	2,036 sq.ft	Office

The Hong Kong office is leased from Fortune Ocean Ltd., whose directors and shareholders are Andrew Liu, John Liu, and Madam Yap.  The Shanghai office is leased from Fortune Ocean Ltd. and First Pacific Development Ltd., whose directors are Andrew Liu and John Liu and whose shareholders are Fortune Ocean Ltd. and Madam Yap. Alco’s current total monthly rental payment is approximately US$ 14,200.  We intend to renew both of these leases upon their expiration.

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

RESULTS OF OPERATIONS

Revenue: Revenue for the year ended December 31 2005, was $3,005,350 as compared to $1,861,114 for the same period in 2004. The increase of $1,144,236 or approximately 61% was due to a substantial increase in growth of our customer base and market share.

Net Income before tax and minority interest: Net income before tax and minority interest for the year ended December 31, 2005 was $ 1,246,835 compared to $26,937 for the whole year of 2004.  The increase in the profit from operations was primarily due to an increase business as well as a reduction of total expenses during the year.

Operating expenses: total operating expenses were $ 1,794,820 for year ended December 31, 2005, as compared to $1,864,473 for the same period in 2004.  The decrease of $ 69,653 or 4 % was due to 2 factors: (1) Decrease in $807,378 of compensation expense, which was fully reflected in the director’s remuneration during the year. (2) Increase $ 737,725 expenses in the area of  Staff cost, Bad debt, and other expense which was related to revenue growth, as well as legal & professional fee which was related to company restructure. We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a reporting company under the Exchange Act.

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

For the year ended December 31, 2005, cash provided by operating activities totaled $ 88 3,59 7. The receipt of fund was primarily due to net income for the year plus a decrease in commissions receivable and other receivables as well as an increase in trade accounts payable, claims payable,  amount due to director, others payable and accrued expenses, partially offset by an increase in deposits and prepayments and restricted cash ..

For the year ended December 31, 2005, cash used in investing activities amounted to $19,594. The use of funds was for the purchase of office equipment.

For the year ended December 31, 2005, cash used in financing activities amounted to $ 6,337 which was due to an increase in dividends paid to a minority shareholder, repayment of obligations under a finance lease, repayment of shareholders’ loan , repayment from a director’s loan and overdraft from bank.

For the year ended December 31, 2005, the Group’s balance sheet reflects total current assets of $ 1,763,718 , and total current liabilities of $1,712,503. The Company has bank and cash equivalents of approximately $ 1,621,146 as at 31 December 2005. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year end, the Company had $17,904 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $15,384.

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

ITEM 7. FINANCIAL STATEMENTS

ALCO, INC.

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1 4
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1 5
CONSOLIDATED BALANCE SHEET	1 6 – 1 7
CONSOLIDATED STATEMENTS OF OPERATIONS	1 8 – 19
CONSOLIDATED STATEMENTS OF CASH FLOWS	2 0 – 2 1
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	2 2
NOTES TO FINANCIAL STATEMENTS	2 3 - 3 5

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

Kempisty & Company

Certified Public Accountants PC

New York, New York

February 28, 2006

ALCO, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2005
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$1,621,146
Commissions receivable, net (Note 5)	139,320
Prepaid taxes	3,252
Total current assets	1,763,718

Property, plant and equipment, net (Note 6)	27,633

Other assets
Deposit and prepayments	69,569
Restricted Cash (Note 4)	1,348,910
Other receivable	1,867
Total other assets	1,420,346

Total Assets	$3,211,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$45,903
Trade accounts payable	803,407
Claim payable	534,636
Other payable	31,648
Accrued expenses	40,769
Due to shareholders (Note 8)	25,449
Due to directors (Note 9)	89,855
Income tax payable	140,836
Total Current Liabilities	1,712,503

Minority interest	7,691

Commitments and contingencies (Note 14)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;

no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of December 31, 2005	10,000
Additional Paid-in capital	50,513
Retained earnings	1,430,990
Stockholders' Equity	1,491,503
Total Liabilities and Stockholders' Equity	$3,211,697
See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004

Revenues
Commission income	$2,993,075	$1,818,484
Consulting income	11,757	42,630
Enrolment Fee income	518
Total revenues	3,005,350	1,861,114

Operating Expenses
Salaries	498,279	220,994
Travel expenses	220,700	128,158
Rents	266,230	347,990
Compensation expenses (Note 10)	-	807,378
Bad debt expenses	130,730	98,273
Depreciation	24,861	31,330
Exchange loss(gain)	(7,466)	2,069
Other general and administrative	661,486	228,281
Total Operating Expenses	1,794,820	1,864,473

Income (Loss) from Operations	1,210,530	(3,359)

Other Income (Expense)
Interest income	23,250	939
Other	18,182	44,642
Interest expense	(5,127)	(15,285)
Total operating expenses	36,305	30,296

Income (Loss) before provision
for Income Taxes and Minority Interest	1,246,835	26,937

Provision for Income Taxes	294,190	(147,119)

Income (loss) before Minority Interest	952,645	(120,182)

Minority Interest	(27,344)	2,654

Net Income (Loss)	$925,301	$(117,528)

Basic and Fully Diluted Earnings per Share	$0.09	$(0.01)

Weighted average shares outstanding	9,933,333	9,900,000

See Notes to Financial Statements.

ALCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004
Operating Activities
Net income (loss)	$925,301	$(117,528)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	24,861	31,330
Minority interest (income)	27,344	(2,654)
Adjustment of minority interest		192
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	49,176	109,871
(Increase)/Decrease in restricted cash	(573,383)	(271,748)
(Increase)/Decrease in deposit and prepayment	(57,185)	35,349
(Increase)/Decrease in other receivable	29,921	98,688
Increase/(Decrease) in accounts payable	355,800	195,878
Increase/(Decrease) in claims payable	14,284	110,390
Increase/(Decrease) in other payable	18,955	(7,453)
Increase/(Decrease) in accrued expenses	32,710	(64,236)
Increase/(Decrease) in due to directors	35,813	81,702
Net cash provided by operating activities	883,597	199,781

Investing Activities
Purchase of fixed assets	(19,594)	(8,020)
Net cash (used) by investing activities	(19,594)	(8,020)

Financing Activities
Proceeds from stock issuance	40,000	-
Overdraft from bank	45,903	-
Dividend paid to minority shareholders	(25,641)	-
Repayment of obligations under finance leases	(14,139)	(16,967)
Loan from shareholders	-	52,625
Repayment of shareholders' loan	(57,692)	-

Loan to directors	-	(60,636)
Repayment from directors' loan	17,906	-
Loan from related parties	-	349,869
Net cash provided (used) by financing activities	6,337	324,891

Increase in cash	870,340	516,652

Cash at beginning of period	750,806	234,154
Cash at end of period	$1,621,146	$750,806

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$5,127	$15,285
Income taxes	$258,376	$65,417

See Notes to Financial Statements.

ALCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances at January 1, 2004	10,000	$10,000	$10,513	$623,217	$-	$643,730

Common stock issued for
acquisition of AL Marine Holdings
(BVI), Ltd. (reverse merge)	9,766,480	9,766	-	-	-	9,766

Reverse merger adjustment	123,520	(9,866)	100		-	(9,766)

Net loss	-	-	-	(117,528)	-	(117,528)

Balances at December 31, 2004	9,900,000	9,900	10,613	505,689	-	526,202

Stock issuance	100,000	100	39,900	-	-	40,000

Net income	-	-	-	925,301	-	925,301

Balances at December 31, 2005	10,000,000	$10,000	$50,513	$1,430,990	$-	$1,491,503

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

As a result of the Agreement, the transaction was treated for accounting purposes as a capital transaction and reverse merger by the accounting acquirer (AL Marine) and as a reorganization of the accounting acquiree (Lotus). Accordingly, the financial statements include the following:

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

Commissions Receivable

Commissions receivable are reported as net of premiums receivable from customers and premiums payable to respective insurers and commissions payable to sub-brokers, if any, then less an allowance for any doubtful amounts.

We made allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We analyze the aging of receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and the allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be made.

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

20%

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Payable and Claims Payable

In its capacity as an insurance agent or broker, the Company collects premiums from customers and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of customers. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit premiums is recorded as accounts payable and the obligation to remit claims and refunds is recorded as claims payable on the balance sheet.

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Since the Company's common stock currently does not trade, the dilutive effect of any warrants or convertible notes outstanding cannot be determined.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154  "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3".  This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle.  It applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement which does not include specific transition provisions.  FASB No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle,  unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statements requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date applicable.  The adoption of the statement had no impact on the Company's results of operation or financial position.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005.  The adoption of the statement had no impact on the Company's results of operation or financial position.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3- CASH

Cash consist of the following:	December 31,
2005

Cash on hand	$4,062
Cash in Bank
Bank of America	1,612,671
Bank of China	4,413
$1,621,146

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

Note 4-RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premium collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When we receive a premium from a customer, we debit the lam sum amount into one bank account and establish a schedule to keep tract of the amount of premium payable to the insurer. At the monthly closing, we reclassify the amount of premium payable to insurers as restricted cash.  Also, when we receive a claim on behalf of a policyholder, we debit restricted cash, and credit claim payable and other payable, if necessary.  The restricted cash balance was $1,348,910 as of December 31, 2005.

Note 5-COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	December 31,
2005

Commissions receivable	$254,223
Less: allowances for doubtful accounts	114,903
$139,320

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 - BANK OVER DRAFT

Note 6 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following: December 31 2005

Furniture and fixtures				$144,212
Office equipment				87,424
Leasehold improvements				58,567
				290,203
Less: Accumulated depreciation				262,570
				$27,633

Depreciation expense for the years ended December 31, 2005 and 2004 was $24,861 and $31,330 respectively. ..

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

Note 8 - DUE TO SHAREHOLDERS

Due to shareholders consist of the following:			December 31,
			2005

CSC Enterprises Development (HK) Co Ltd			$25,641
Chiang Wei Heng Henry			(128)
Chin Tsu- Kuang			(64)
			$25,449

Note 9 - DUE TO DIRECTORS

Due to directors consist of the following:			December 31,
			2005

Andrew Liu Fu Kang			$89,855
John Liu Shou Kang			-
			$89,855

Note 10 - RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai on an annual basis from companies owned by directors of the Company. The relevant rent expenses consist of following:
		December 31,
		2005	2004
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$105,231	$111,433
HK Office Room 502B	Fortune Ocean Ltd	8,308	-
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		46,154	100,000
	First Pacific Development Ltd
HK Director (Andrew) quarter		9,475	-
		$169,168	$211,433

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 - COMPENSATION EXPENSES

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

Note 12 - INCOME TAXES

The Company's effective tax rate for the years ended December 31, 2005 and 2004 was 17.50%.

The provisions for income taxes for each of the two years ended December 31, 2005 and 2004 are summarized as follows:

Hong Kong only:	2005	2004

Current	$294,190	$147,119
Deferred	-	-
	$294,190	$147,119

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 - COMMON STOCK

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

Note 14- COMMITMENTS AND CONTINGENCIES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2006 ..

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:   September 14, 2006

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:   September 14, 2006

By: /s/ John Liu, Director

Date: September 14 , 2006