Form 10QSB/A
period 2006-03-31
ALCO, INC.
filed 2006-09-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

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

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31,
2006
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$1,645,592
Commissions receivable, net (Note 5)	326,935
Total current assets	1,972,527

Property, plant and equipment, net (Note 6)	74,169

Other assets
Deposit and prepayment	48,127
Restricted Cash (Note 4)	1,448,113
Due from shareholders (Note 8)	192
Receivable from a sub-broker	1,867
Total other assets	1,498,299

Total Assets	$3,544,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$42,289
Trade accounts payable	306,703
Claims payable	740,596
Other payable (Note 11)	187,162
Accrued expenses	33,769
Due to directors (Note 9)	89,855
Income tax payable	223,909
Total Current Liabilities	1,624,283

Minority interest	16,849

Commitments and contingencies (Note 14)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;

10,000,000 shares issued and outstanding as of March 31, 2006	10,000
Additional Paid-in capital	50,513
Retained earnings	1,843,350
Stockholders' Equity	1,903,863
Total Liabilities and Stockholders' Equity	$3,544,995

See Notes to Financial Statements

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005

Revenues
Commission income	$847,132	$713,914
Consulting income	-	4,829
Website advertising	14,000	-
Total revenues	861,132	718,743

Operating Expenses
Salaries	168,093	85,242
Travel expenses	41,943	39,812
Rents	85,904	52,626
Bad debt expenses	-	17,450
Depreciation	3,617	6,185
Exchange loss (gain)	2,264	460
Other general and administrative	67,560	58,252
Total Operating Expenses	369,381	260,027

Income (Loss) from Operations	491,751	458,716

Other Income (Expense)
Other income	4,236	4,881
Interest income	13,047	1,714
Interest expense	(1,191)	(1,220)
Total operating expenses	16,092	5,375

Income (Loss) before provision
for Income Taxes and Minority Interest	507,843	464,091

Provision for Income Taxes	86,325	83,378

Income (loss) before Minority Interest	421,518	380,713

Minority Interest	9,158	10,826

Net Income (Loss)	$412,360	$369,887

Basic and fully diluted earnings per share	$0.04	$0.04

Weighted average shares outstanding	10,000,000	9,900,000

See Notes to Financial Statements.

 ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income (loss)	$412,360	$369,887
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	3,617	6,185
Minority interest (income)	9,158	10,826
Adjustment of minority interest
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(187,615)	(205,871)
(Increase)/Decrease in restricted cash	(99,203)	(9,122)
(Increase)/Decrease in deposit and prepayment	21,442	-
(Increase)/Decrease in other receivable	-	(65,340)
Increase/(Decrease) in accounts payable	(496,705)	196,333
Increase/(Decrease) in claims payable	205,961	(106,583)
Increase/(Decrease) in other payable	155,514	4,854
Increase/(Decrease) in accrued expenses	(7,000)	(2,072)
Increase/(Decrease) in income tax payable	86,325	68,262
Net cash provided by operating activities	103,854	267,359

Investing Activities
Purchase of fixed assets	(50,153)	(810)
Net cash (used) by investing activities	(50,153)	(810)

Financing Activities
Bank overdraft	-	44,162
Repayment of bank overdraft	(3,614)	-
Loan from obligations under finance leases	-	(4,242)
Repayment of shareholders' loan	(25,642)	(66,666)
Loan from directors	-	13,039
Net cash provided (used) by financing activities	(29,256)	(13,707)

Increase in cash	24,446	252,842

Cash at beginning of period	1,621,146	750,805
Cash at end of period	$1,645,592	$1,003,647

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$1,191	$1,220
Income taxes	$-	$15,116

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

The Hong Kong Monetary Authority (HKMA), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during the first months of 2006, and 2005. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

Note 3-

CASH AND CASH EQUIVALENTS

Cash consists of the following:	March 31,
2006

Cash on hand	$303
Cash in Bank
Bank of America	1,639,881
Bank of China	5,408
$1,645,592

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

When we receive a premium from a customer, we debit the lam sum amount into one bank account and establish a schedule to keep tract of the amount of premium payable to the insurer. At the monthly closing, we reclassify the amount of premium payable to insurers as restricted cash.  Also, when we receive a claim on behalf of a policyholder, we debit restricted cash, and credit claim payable and other payable, if necessary.  The restricted cash balance was $1,448,113 as of March 31, 2006.

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
$89,855

Note 10-

RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company. The relevant rent expenses consist of following:
		March 31,
		2006	2005
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$26,308	$27,835
HK Office Room 502B	Fortune Ocean Ltd	8,308	-
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		15,385	-
	First Pacific Development Ltd
HK Director (Andrew) quarter		5,000	-
		$55,000	$27,835

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11-

OTHER PAYABLE

Other payable consist of the following:	March 31,
2006

Customer Deposit	$176,562
Deposit for lease payable	10,600
$187,162

Note 12-

INCOME TAXES

The Company's effective tax rate for the years ended March 31, 2006 and 2005 was 17.50%.

The provisions for income taxes for each of the two years ended March 31, 2006 and 2005 are summarized as follows:

Hong Kong only:	2006	2005

Current	$86,325	$83,378
Deferred	-	-
	$86,325	$83,378

Note 13-

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

Revenues for the three months ending March 31, 2006 were $ 861,132 , as compared to  revenues of $718,743 for the same period in 2005.  This increase of $ 142,389 , or approximately 20%, was the result of greater commission income due to premium increases and website advertising income.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, cash provided by operating activities totaled $ 103,854 .. This was primarily due to net income during the period plus an increase in claims payable, taxation and other payables as well as a decrease in deposits and prepayments, partially offset by an increase in commissions receivable, restricted cash and a decrease in trade accounts payable and accrued expenses. For the three months ended March 31 2005, cash provided by operating activities totaled $ 267,359 .. This was mainly due to a net income plus an increase in trade accounts payable, other payable and taxation, partially offset by an increase commission receivable, restricted cash, other receivable, as well as decrease claims payable and accrued expenses.

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

For the three months ended March 31, 2006, the Company’s balance sheet reflects current and total assets of $ 3,544,995 , and total liabilities of $ 1,624,283 .. The Company has bank and cash equivalent of approximately $ 1,645,592 as of March 31, 2006. The Company has sufficient funds to satisfy its financial commitments and working capital requirements. During the period, the Company has no material commitments for capital expenditures and off-balance sheet arrangements.

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:    September 14 , 2006

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:   September 14 , 2006

By: /s/ John Liu, Director

Date:    September 14 , 2006