Form 10QSB/A
period 2006-06-30
ALCO, INC.
filed 2006-09-14
CIK 734543

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

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

June 30,
ASSETS	2006
Current Assets:
Cash and cash equivalents (Note 3)	$2,243,423
Commissions receivable, net (Note 5)	308,876
Enrollment fee receivable	597
Total current assets	2,552,896

Property, plant and equipment, net (Note 6)	76,607

Other assets
Deposit and prepayment	67,739
Restricted Cash (Note 4)	1,697,197
Other Receivable	1,867
Due from shareholders (Note 8)	192
Total other assets	1,766,995

Total Assets	$4,396,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$44,565
Trade accounts payable	496,620
Claims payable	1,264,528
Other payable	-
Accrued expenses	3,000
Deferred revenue	8,917
Due to directors (Note 9)	73,188
Income tax payable	290,628
Current portion of obligation from hire purchases lease	1,699
Total Current Liabilities	2,183,145

Long term portion of obligation from hire purchase lease	8,656

Minority interest	27,441

Commitments and contingencies (Note 11)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of March 31, 2006	10,000
Additional Paid-in capital	50,513
Retained earnings	2,116,743
Stockholders' Equity	2,177,256
Total Liabilities and Stockholders' Equity	$4,396,498

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
$73,188

Note 10-

RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		June 30,
		2006	2005
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$55,538	$68,561
HK Office Room 502B	Fortune Ocean Ltd	17,538	-
Shanghai Office and quarter	Fortune Ocean and Andrew
		30,769	15,385
	First Pacific Development Ltd
HK Director (Andrew) quarter		10,000	-
		$113,845	$83,946

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

For the six month period ended June 30, 2006, cash used in financing activities amounted to $33,291 which was due to an increase in repayment of bank overdraft, repayment of amount due to shareholder, repayment of amount due to director and an increase in a loan from obligations under finance leases ..

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