Form 10KSB/A
period 2005-12-31
ALCO, INC.
filed 2006-11-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

Transitional Small Business Disclosure Format (Check One):  Yes ____; No _X__

INDEX

PART I

5

ITEM 1. DESCRIPTION OF BUSINESS

5

BACKGROUND

5

PRINCIPAL PRODUCTS AND SERVICES

6

DESCRIPTION OF INDUSTRY

8

GOVERNMENT REGULATION

9

CUSTOMERS AND MARKETING

10

COMPETITION

10

EMPLOYEES

10

REPORTS TO SECURITY HOLDERS

10

ITEM 2. DESCRIPTION OF PROPERTY

11

ITEM 3. LEGAL PROCEEDINGS

11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

11

PART II

12

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

12

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

12

CRITICAL ACCOUNTING POLICIES

14

ITEM 7. FINANCIAL STATEMENTS

15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

17

CONSOLIDATED BALANCE SHEET

19

CONSOLIDATED STATEMENTS OF OPERATIONS

21

CONSOLIDATED STATEMENTS OF CASH FLOWS

23

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

25

NOTES TO FINANCIAL STATEMENTS

26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  42

ITEM 8A. CONTROLS AND PROCEDURES

42

ITEM 8B. OTHER INFORMATION

42

PART III

42

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  42

DIRECTORS AND OFFICERS

42

BIOGRAPHICAL INFORMATION

43

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

44

ITEM 10. EXECUTIVE COMPENSATION

44

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

45

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

45

ITEM 13. EXHIBITS

46

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

46

Explanatory note:

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2005, to amend our Financial Statements.

Any items included in the original report on Form 10-KSB for the fiscal year ended December 31, 2005, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-KSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-KSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

Insurance brokers represent the insured in negotiating and placing insurance coverage with insurers, as well as handling claims when they occur.  Insurance brokers generate revenue from commissions and fees on insurance premiums and earn interest on premiums held before remittance to the insurers.  Brokers do not issue the policies themselves; they only find and place policies with insurance carriers on behalf of their clients and act as a liaison between the insurer and the client during the claims process.

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

Andrew Liu & Company places insurance coverages with approximately twenty different insurance providers.  For P&I insurance, the company places insurance with The West of England Ship Owners Insurance Association, American P&I Club, and The South of England Protection & Indemnity Association (Bermuda) Ltd., among others.  For H&M coverage, Andrew Liu & Company places coverages with Spectrum Marine, Pierre Leblanc & Associations A.S.S., and Lloyd’s Underwriters, among others.  Andrew Liu & Company does not have any written agreements with these insurance providers.

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

CSC Group

AL Marine owns 60% of Chang An Consultants Ltd. (“Chang”) which participates in a joint venture with a large state-owned shipping group in China, the China Chanjiang Shipping Corporation (the "CSC Group").  Chang, which was incorporated in Hong Kong in March 1999, acts as an in-house insurance brokerage firm and general consultant for the CSC Group.  Chang looks for business opportunities for the CSC Group and uses the CSC Group’s connections in China to create business opportunities for other foreign shipping interests.

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

Historically, ALCO has had a customer retention rate of over 90% for the past three years.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years. In 2005, ALCO had over 200 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-brokers.

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

ITEM 2. DESCRIPTION OF PROPERTY

ALCO rents its facilities from companies owned by the directors of ALCO.  As of December 31, 2005, ALCO leased approximately 4,536 square feet of office space for its operations. Its current leased properties are:

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion,  are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

RESULTS OF OPERATIONS

Revenue: Revenue for the year ended December 31 2005, was $3,005,350 as compared to $1,861,114 for the same period in 2004. The increase of $1,144,236 or approximately 61% was due to a substantial increase in growth of our customer base and market share in china ..

Net Income before tax and minority interest: Net income before tax and minority interest for the year ended December 31, 2005 was $1,2 8 6,835 compared to $26,937 for the whole year of 2004.  The increase in the profit from operations was primarily due to an increase business as well as a reduction of total expenses during the year.

Operating expenses: total operating expenses were $1,7 5 4,820 for year ended December 31, 2005, as compared to $1,864,473 for the same period in 2004.  The decrease of $ 10 9,653 or 5.9 % was due to 2 factors: (1) Decrease in $807,378 of compensation expense, which was fully reflected in the director’s remuneration during the year. (2) Increase $ 697 ,725 expenses in the area of  Staff cost, Bad debt, and other expense which was related to revenue growth, as well as legal & professional fee which was related to company restructure. We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a reporting company under the Exchange Act.

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

For the year ended December 31, 2005, cash provided by operating activities totaled $ 92 3,597. The receipt of fund was primarily due to net income for the year plus a decrease in commissions receivable and other receivables as well as an increase in trade accounts payable, claims payable,  amount due to director, others payable and accrued expenses, partially offset by an increase in deposits and prepayments and restricted cash.

For the year ended December 31, 2005, cash used in investing activities amounted to $19,594. The use of funds was for the purchase of office equipment.

For the year ended December 31, 2005, cash used by financing activities amounted to $ 33,663 which was due to an increase in dividends paid to a minority shareholder, repayment of obligations under a finance lease, repayment of shareholders’ loan, repayment from a director’s loan and overdraft from bank.

For the year ended December 31, 2005, the Group’s balance sheet reflects total current assets of $1,763,718, and total current liabilities of $1,712,503. The Company has bank and cash equivalents of approximately $1,621,146 as at 31 December 2005. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year end, the Company had $17,904 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $15,384.

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

ITEM 7. FINANCIAL STATEMENTS

ALCO, INC.

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	17
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	18
CONSOLIDATED BALANCE SHEET	19 – 20
CONSOLIDATED STATEMENTS OF OPERATIONS	21 – 2 2
CONSOLIDATED STATEMENTS OF CASH FLOWS	2 3 – 2 4
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY	2 5
NOTES TO FINANCIAL STATEMENTS	2 6 - 41

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

/s/ Child, Sullivan & Company

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

As discussed in Note 1 and 14 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, cash flows, and shareholders' equity for the years ended December 31, 2005 and December 31, 2004 have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. at December 31, 2005, and the results of its' operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kempisty & Company

Kempisty & Company

Certified Public Accountants PC

New York, New York

February 28, 2006 (Except for Note 1 and 14, September 30, 2006)

ALCO, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2005
ASSETS	(Restated)
Current Assets:
Cash and cash equivalents (Note 4)	$1,621,146
Commissions receivable, net (Note 6)	139,320
Prepaid taxes	3,252
Total current assets	1,763,718

Property, plant and equipment, net (Note 7)	27,633

Other assets
Deposit and prepayments	69,569
Restricted Cash (Note 5)	1,348,910
Other receivable	1,867
Total other assets	1,420,346

Total Assets	$3,211,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 8)	$45,903
Trade accounts payable	803,407
Claim payable	534,636
Other payable	31,648
Accrued expenses	40,769
Due to shareholders (Note 9)	25,449
Due to directors (Note 10)	89,855
Income tax payable	140,836
Total Current Liabilities	1,712,503

Minority interest	7,691

Commitments and contingencies (Note 15)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of December 31, 2005	10,000
Additional Paid-in capital	10,513
Retained earnings	1,470,990
Stockholders' Equity	1,491,503
Total Liabilities and Stockholders' Equity	$3,211,697
See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004
	(Restated)
Revenues
Commission income	$2,993,075	$1,818,484
Consulting income	11,757	42,630
Enrolment Fee income	518
Total revenues	3,005,350	1,861,114

Operating Expenses
Salaries	498,279	220,994
Travel expenses	220,700	128,158
Rents	266,230	347,990
Compensation expenses (Note 10)	-	807,378
Bad debt expenses	130,730	98,273
Depreciation	24,861	31,330
Exchange loss(gain)	(7,466)	2,069
Other general and administrative	621,486	228,281
Total Operating Expenses	1,754,820	1,864,473

Income (Loss) from Operations	1,250,530	(3,359)

Other Income (Expense)
Interest income	23,250	939
Other	18,182	44,642
Interest expense	(5,127)	(15,285)
Total operating expenses	36,305	30,296

Income (Loss) before provision
for Income Taxes and Minority Interest	1,286,835	26,937

Provision for Income Taxes	294,190	(147,119)

Income (loss) before Minority Interest	992,645	(120,182)

Minority Interest	(27,344)	2,654

Net Income (Loss)	$965,301	$(117,528)

Basic and Fully Diluted Earnings per Share	$0.10	$(0.01)

Weighted average shares outstanding	9,933,333	9,766,480

See Notes to Financial Statements.

ALCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2005	2004
Operating Activities	(Restated)
Net income (loss)	$965,301	$(117,528)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	24,861	31,330
Minority interest (income)	27,344	(2,654)
Adjustment of minority interest		192
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	49,176	109,871
(Increase)/Decrease in restricted cash	(573,383)	(271,748)
(Increase)/Decrease in deposit and prepayment	(57,185)	35,349
(Increase)/Decrease in other receivable	29,921	98,688
Increase/(Decrease) in accounts payable	355,800	195,878
Increase/(Decrease) in claims payable	14,284	110,390
Increase/(Decrease) in other payable	18,955	(7,453)
Increase/(Decrease) in accrued expenses	32,710	(64,236)
Increase/(Decrease) in due to directors	35,813	81,702
Net cash provided by operating activities	923,597	199,781

Investing Activities
Purchase of fixed assets	(19,594)	(8,020)
Net cash (used) by investing activities	(19,594)	(8,020)

Financing Activities
Overdraft from bank	45,903	-
Dividend paid to minority shareholders	(25,641)	-
Repayment of obligations under finance leases	(14,139)	(16,967)
Loan from shareholders	-	52,625
Repayment of shareholders' loan	(57,692)	-
Loan to directors	-	(60,636)

Repayment from directors' loan	17,906	-
Loan from related parties	-	349,869
Net cash provided (used) by financing activities	(33,663)	324,891

Increase in cash	870,340	516,652

Cash at beginning of period	750,806	234,154
Cash at end of period	$1,621,146	$750,806

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$5,127	$15,285
Income taxes	$258,376	$65,417

See Notes to Financial Statements.

ALCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(Restated)

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances at January 1, 2004	10,000	$10,000	$10,513	$623,217	$-	$643,730

Common stock issued for
acquisition of AL Marine Holdings
(BVI), Ltd. (reverse merge)	9,766,480	9,766	-	-	-	9,766

Al Marine Holdings (BVI), Ltd. share exchange	(10,000)	(10,000)	-		-	(10,000)

Net loss	-	-	-	(117,528)	-	(117,528)

Balances at December 31, 2004	9,766,480	9,766	10,513	505,689	-	525,968

Reverse merger adjustment	233,520	234		-	-	234

Net income	-	-	-	965,301	-	965,301

Balances at December 31, 2005	10,000,000	$10,000	$10,513	$1,470,990	$-	$1,491,503

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements were reviewed by the United States Securities and Exchange Commission (the "Commission"). During the course of the Commission’s  review, the Commission issued comment letters to which we provided responses and amended our financial statements per such comments.  Management also believes such restatements reflect corrections of errors and omissions of material disclosures in the historical financial statements, in accordance with US GAAP.

In the previously issued report, we included "Restricted Cash" in "Cash and cash equivalents".  Restricted cash are cash balances held by a bank, mainly consisting of premium collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.  We now have concluded that we should reclassify restricted cash an item of other assets.  Accordingly, we restated the cash from $2,970,056 to $1,621,146 as of December 31, 2005, and restricted cash from $0, to $1,348,910 as of December 31, 2005.

In the previously issued report, we reported the issuance of 100,000 shares of common stock in 2005 as a “Premerger stock issuance” in 2004. We also included the reverse merge adjustment in 2004. We now have believed that the issuance of 100,000 shares of common stock should be included in the reverse merge adjustment in 2005 because it was done by the shell company prior to reverse merger.

These adjustments had no affect in the Shareholders’ equity as of December 31, 2005.

The following tables present the impact of the adjustments and restatements on a condensed basis:

	Amount Previously
	Reportd	As Adjusted
Year ended December 31, 2005
Balance Sheet
Cash and cash equivalents	2,970,056	1,621,146
Commissions receivable	139,320	139,320
Prepaid taxes	3,252	3,252
Property, plan and equipment, net	27,633	27,633
Deposit and prepayments	69,569	69,569
Restricted cash	-	1,348,910
Other receivable	1,867	1,867
Bank over draft	45,903	45,903

Trade accounts payable	803,407	803,407
Claim payable	534,636	534,636
Other payable	31,648	31,648
Accured expenses	40,769	40,769
Due to shareholders	25,449	25,449
Due to directors	89,855	89,855
Income taxes payable	140,836	140,836
Minority interest	7,691	7,691
Common stock	10,000	10,000
Additional paid-in capital	10,513	10,513
Retained earnings	1,470,990	1,470,990
Year ended December 31, 2005
Statement of operations
Revenues	3,005,350	3,005,350
Costs and expenses	2,049,009	2,049,009
Income (loss) from operations	956,341	956,341
Other income (expenses)	36,305	36,305
Net income (loss) before minority interest	992,646	992,646
Minority interest	(27,344)	(27,344)
Net income (loss)	965,302	965,302
Basic and Fully Diluted income (loss) per share	0.10	0.10
Year ended December 31, 2004
Statement of operations
Revenues	1,861,114	1,861,114
Costs and expenses	2,011,592	2,011,592
Income (loss) from operations	(150,478)	(150,478)
Other income (expenses)	30,296	30,296
Net income (loss) before minority interest	(120,182)	(120,182)
Minority interest	2,654	2,654
Net income (loss)	(117,528)	(117,528)
Basic and Fully Diluted income (loss) per share	(0.01)	(0.01)

Note 2 - ORGANIZATION AND OPERATIONS

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - ORGANIZATION AND OPERATIONS (continued)

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note - 3 SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 -

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The annual percentages applied are:

Motor vehicles

20%

Furniture and fixtures

15%

Office equipment

15%

Leasehold improvements

20%

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3-SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4-	CASH (Restated)

	Cash consist of the following:	December 31,
		2005

	Cash on hand	$4,062
	Cash in Bank
	Bank of America	1,612,671
	Bank of China	4,413
		$1,621,146

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

Note 5-	RESTRICTED CASH

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

Note 6-	COMMISSIONS RECEIVABLE (Restated)

	Commissions receivable consist of the following:	December 31,
		2005

	Commissions receivable	$254,223
	Less: allowances for doubtful accounts	114,903
		$139,320

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 - BANK OVER DRAFT

Note 7 - PROPERTY, PLANT AND EQUIPMENT

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

Note 9 - DUE TO SHAREHOLDERS

Due to shareholders consist of the following:			December 31,
			2005

CSC Enterprises Development (HK) Co Ltd			$25,641
Chiang Wei Heng Henry			(128)
Chin Tsu- Kuang			(64)
			$25,449

Note 10 - DUE TO DIRECTORS

Due to directors consist of the following:			December 31,
			2005

Andrew Liu Fu Kang			$89,855
John Liu Shou Kang			-
			$89,855

Note 11 - RELATED PARTY TRANSACTION

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

Note 12 - COMPENSATION EXPENSES

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

Note 13 - INCOME TAXES

The Company's effective tax rate for the years ended December 31, 2005 and 2004 was 17.50%.

The provisions for income taxes for each of the two years ended December 31, 2005 and 2004 are summarized as follows:

Hong Kong only:	2005	2004

Current	$294,190	$147,119
Deferred	-	-
	$294,190	$147,119

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 - COMMON STOCK

During the quarter ended September 30, 2005, the Company issued 100,000  shares of common stock in reliance upon exemptions from registration under the Securities Act of 1933.  The shares were issued to Mid-Continental Securities Corporation (the “MSC”) on or about August 5, 2005, for total consideration of $40,000, or $0.40 per share.  The consideration included cash of $20,000 made by MSC and forgiveness of $20,000 debt owed to MSC.  The $20,000 cash was later used to pay professional fees related merger with AL Marine.  Since this issuance happened to the shell company before reverse merger, this transaction has no affect on the financial statements presented.

On November 22, 2005, the Company signed an Agreement for Share Exchange with AL Marine, pursuant which the Company has agreed to acquire all of the issued and outstanding stock of AL Marine and $50,000 in return for an issuance of 9,766,480 shares of its common stock to Al Marine’s shareholders.  Since this transaction was treated for accounting purposes as a capital transaction and reverse merger, the issuance of 9,766,480 shares of common has been report in 2004, as if it had happened in the earliest period presented in this consolidated financial statements.

Note 15- COMMITMENTS AND CONTINGENCIES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10 , 2006.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:   November 10 , 2006

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:   November 10 2006

By: /s/ John Liu, Director

Date: November 10 , 2006