Form 10QSB/A
period 2006-03-31
ALCO, INC.
filed 2006-11-13
CIK 734543

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended March 31, 2006, to amend our Financial Statements.

Any items included in the original report on Form 10-QSB for the period ended March 31, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31,
2006 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3 )	$1,645,592
Commissions receivable, net (Note 5 )	326,935
Total current assets	1,972,527

Property, plant and equipment, net (Note 6 )	74,169

Other assets
Deposit and prepayment	48,127
Restricted Cash (Note 4 )	1,448,113
Due from shareholders (Note 8 )	192
Receivable from a sub-broker	1,867
Total other assets	1,498,299

Total Assets	$3,544,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7 )	$42,289
Trade accounts payable	306,703
Claims payable	740,596
Other payable (Note 11 )	187,162
Accrued expenses	33,769
Due to directors (Note 10 )	89,855
Income tax payable	223,909
Total Current Liabilities	1,624,283

Minority interest	16,849

Commitments and contingencies (Note 14 )	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-

Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of March 31, 2006	10,000
Additional Paid-in capital	10,513
Retained earnings	1,883,350
Stockholders' Equity	1,903,863
Total Liabilities and Stockholders' Equity	$3,544,995

See Notes to Financial Statements

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005
	( Restated )
Revenues
Commission income	$847,132	$713,914
Consulting income	-	4,829
Website advertising	14,000	-
Total revenues	861,132	718,743

Operating Expenses
Salaries	168,093	85,242
Travel expenses	41,943	39,812
Rents	85,904	52,626
Bad debt expenses	-	17,450
Depreciation	3,617	6,185
Exchange loss (gain)	2,264	460
Other general and administrative	67,560	58,252
Total Operating Expenses	369,381	260,027

Income (Loss) from Operations	491,751	458,716

Other Income (Expense)
Other income	4,236	4,881
Interest income	13,047	1,714
Interest expense	(1,191)	(1,220)
Total operating expenses	16,092	5,375

Income (Loss) before provision
for Income Taxes and Minority Interest	507,843	464,091

Provision for Income Taxes	86,325	83,378

Income (loss) before Minority Interest	421,518	380,713

Minority Interest	9,158	10,826

Net Income (Loss)	$412,360	$369,887

Basic and fully diluted earnings per share	$0.04	$0.04

Weighted average shares outstanding	10,000,000	9 , 9 00,000

See Notes to Financial Statements.

 ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006 (Restated)	2005 (Restated)
Operating Activities
Net income (loss)	$412,360	$369,887
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation	3,617	6,185
Minority interest (income)	9,158	10,826
Adjustment of minority interest
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(187,615)	(205,871)
(Increase)/Decrease in restricted cash	(99,203)	(9,122)
(Increase)/Decrease in deposit and prepayment	21,442	-
(Increase)/Decrease in other receivable	-	(65,340)
Increase/(Decrease) in accounts payable	(496,705)	196,333
Increase/(Decrease) in claims payable	205,961	(106,583)
Increase/(Decrease) in other payable	155,514	4,854
Increase/(Decrease) in accrued expenses	(7,000)	(2,072)
Increase/(Decrease) in income tax payable	86,325	68,262
Net cash provided by operating activities	103,854	267,359

Investing Activities
Purchase of fixed assets	(50,153)	(810)
Net cash (used) by investing activities	(50,153)	(810)

Financing Activities
Bank overdraft	-	44,162
Repayment of bank overdraft	(3,614)	-
Loan from obligations under finance leases	-	(4,242)
Repayment of shareholders' loan	(25,642)	(66,666)
Loan from directors	-	13,039
Net cash provided (used) by financing activities	(29,256)	(13,707)

Increase in cash	24,446	252,842

Cash at beginning of period	1,621,146	750,805
Cash at end of period	$1,645,592	$1,003,647

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$1,191	$1,220
Income taxes	$-	$15,116

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

Note 2 -

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

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 -

SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Payable and Claims Payable

In its capacity as an insurance agent or broker, the Company collects premiums from insures and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of insures. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit premiums is recorded as accounts payable and the obligation to remit claims and refunds is recorded as claims payable on the balance sheet.

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

Note 2 -

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

Note 2 -

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

Note 3 -

CASH AND CASH EQUIVALENTS (restated)

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

RESTRICTED CASH (restated)

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

Note 5 -

COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	March 31,
2006

Commissions receivable	$421,461
Less: allowances for doubtful accounts	94,526
$326,935

Note 6 -

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at March 31,2006:

Furniture and fixtures	$152,179
Office equipment	101,867
Leasehold improvements	86,311
340,356
Less: Accumulated depreciation	266,187
$74,169
Depreciation expense for the three months ended March 31, 2006 and 2005 was $3,617 and $6,185, respectively.

Note 7 -

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

Note 8 -

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

Note 11 -

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

Note 14 -

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

Revenues for the three months ending March 31, 2006 were $861,132, as compared to  revenues of $718,743 for the same period in 2005.  This increase of $142,389, or approximately 20%, was the result of greater commission income due to premium increases and website advertising income.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, cash provided by operating activities totaled $103,854. This was primarily due to net income during the period plus an increase in claims payable, taxation and other payables as well as a decrease in deposits and prepayments, partially offset by an increase in commissions receivable, restricted cash and a decrease in trade accounts payable and accrued expenses. For the three months ended March 31 2005, cash provided by operating activities totaled $267,359. This was mainly due to a net income plus an increase in trade accounts payable, other payable and taxation, partially offset by an increase commission receivable, restricted cash, other receivable, as well as decrease claims payable and accrued expenses.

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

For the three months ended March 31, 2006, the Group’s balance sheet reflects current and total assets of $3,544,995, and total liabilities of $1,624,283. The Group has bank and cash equivalent of approximately $1,645,592 as of March 31, 2006. The Group has sufficient funds to satisfy its financial commitments and working capital requirements. During the period, the Group has no material commitments for capital expenditures and off-balance sheet arrangements.

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

Date:   November 10 , 2006

By: /s/ John Liu, Director

Date:    November 10 , 2006