Form 10QSB
period 2006-09-30
ALCO, INC.
filed 2006-11-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2006

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At Sept 30, 2006, the following shares were outstanding: 10,000,000.

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

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Sept 30, 2006

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

Sept 30,
ASSETS	2006
Current Assets:
Cash and cash equivalents (Note 3)	$2,903,434
Commissions receivable, net (Note 5)	119,364
Enrollment fee receivable	-
Total current assets	3,022,798

Property, plant and equipment, net (Note 6)	73,968

Other assets
Deposit and prepayment	56,129
Restricted Cash (Note 4)	1,290,862
Other Receivable	40,129
Due from shareholders (Note 8)	192
Total other assets	1,387,312

Total Assets	$4,484,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$44,190
Trade accounts payable	176,129
Claims payable	1,123,562
Other payable	-
Accrued expenses	53,673
Deferred revenue	5,417
Due to directors (Note 9)	15,496
Income tax payable	391,620
Current portion of obligation from hire purchases lease	1,763
Total Current Liabilities	1,811,850

Long term portion of obligation from hire purchase lease	8,191

Minority interest	34,985

Commitments and contingencies (Note 11)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of Sept 30, 2006	10,000
Additional Paid-in capital	10,513
Retained earnings	2,608,539
Stockholders' Equity	2,629,052
Total Liabilities and Stockholders' Equity	$4,484,078

See Notes to Financial Statements

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended
	Sept 30,
	2006	2005
Revenues
Commission income	$2,655,437	$2,211,978
Consulting income	4,561	16,757
Website advertising	22,583	-
Enrollment Fee income	953	-
Total revenues	2,683,534	2,228,735

Operating Expenses
Salaries	599,754	252,204
Travel expenses	161,962	145,962
Rents	288,026	218,689
Bad debt expenses	-	28,857
Depreciation	12,249	17,990
Exchange loss (gain)	7,090	3,275
Other general and administrative	270,434	469,167
Total Operating Expenses	1,339,515	1,136,144

Income (Loss) from Operations	1,344,019	1,092,591

Other Income (Expense)
Other income	25,021	11,065
Interest income	53,851	11,874
Interest expense	(4,012)	(3,885)
Total other income (expenses)	74,860	19,054

Income (Loss) before provision
for Income Taxes and Minority Interest	1,418,879	1,111,645

Provision for Income Taxes	254,036	201,391

Income (loss) before Minority Interest	1,164,843	910,254

Minority Interest	27,294	25,705

Net Income (Loss)	$1,137,549	$884,549

Basic and fully diluted earnings per share	$0.11	$0.09

Weighted average shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

 ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	Sept 30,
	2006	2005
Operating Activities
Net income	$1,137,549	$884,549
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	12,249	17,990
Minority interest (income)	27,294	25,705
Adjustment of minority interest
Changes in operating assets and liabilities:
(Increase)/decrease in commission receivable (net)	19,956	(162,365)
(Increase)/decrease in restricted cash	58,048	(474,952)
(Increase)/decrease in deposit and prepayment	13,439	(28,462)
(Increase) in other receivable	(38,262)	(31,756)
Increase/(decrease) in accounts payable	(627,278)	376,909
Increase in claims payable	588,927	190,708
Increase/(decrease) in other payable	(31,648)	15,182
(Decrease) in accrued expenses	12,904	57,620
Increase in deferred income	5,417	-
Increase in income tax payable	254,035	186,276
Net cash provided by operating activities	1,432,630	1,057,404

Investing Activities
Purchase of fixed assets	(58,583)	(23,463)
Net cash (used) by investing activities	(58,583)	(23,463)

Financing Activities
Bank overdraft	-	45,944
Repayment of bank overdraft	(1,713)	-
Loan from obligations under finance leases	9,954	(12,725)
Repayment of amount due to shareholder	(25,641)	(66,665)
Repayment of amount due to director	(74,359)	(116,376)
Net cash (used) by financing activities	(91,759)	(149,822)

Increase in cash	1,282,288	884,119

Cash at beginning of period	1,621,146	750,807
Cash at end of period	$2,903,434	$1,634,926

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$4,012	$3,885
Income taxes	$-	$15,116

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at Sept 30, 2006, due to the relatively short-term nature of these instruments.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at Sept 30, 2006, and 2005, have been included.  Readers of these financial statements should note that the interim results for the nine  month period ended Sept 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of 30 September, 2006, there are no potentially dilutive securities issued and outstanding.

Note 3-

CASH

Cash consists of the following:	Sept 30,

2006

Cash on hand	$3,488
Cash in Bank
Bank of America Asia Ltd	2,894,538
Bank of China	5,408
$2,903,434

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

Note 4-

RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premium collected from customers and payable to issuers, and claims received from issuers and payable to policyholders.  The restricted cash balance was $1,290,862 as of Sept 30, 2006.

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5-

COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	Sept 30,

2006

Commissions receivable	$231,741
Less: allowances for doubtful accounts	112,377
$119,364

Note 6-

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at Sept 30,2006:

Furniture and fixtures	$154,743
Office equipment	107,592
Leasehold improvements	86,452
348,787
Less: Accumulated depreciation	274,819
$73,968

Depreciation expense for the nine months ended Sept 30, 2006 and 2005 was $12,249 and $17,990, respectively.

Note 7-

BANK OVERDRAFT

The Bank Over Draft consist of the following as of Sept 30, 2006:

	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral *
United Oversea Bank		Repayable on demand	3% over Prime Lending rate
$12,821
		Repayable on demand	2% over Prime Lending rate
31,369
$44,190

(*) Pledged of GBP 26,000 certificate of deposit (CD) in the name of third parties and Personal guarantee for $12,821 signed by third parties

ALCO, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8-

DUE FROM SHAREHOLDERS

Due from shareholders consists of the following:	Sept 30,
2006

Chiang Wei Heng Henry	$128
Chin Tsu- Kuang	64
$192

Note 9-

DUE TO DIRECTORS

Due to directors consists of the following:	Sept 30,
2006

Andrew Liu Fu Kang	$15,496
$15,496

Note 10-

RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Sept 30,
		2006	2005
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$83,308	$78,923
HK Office Room 502B	Fortune Ocean Ltd	26,308	-
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		46,154	30,769
	First Pacific Development Ltd
HK Director (Andrew) quarter		15,000	-
		$170,770	$109,692

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

Revenue:   Revenue for the nine-month period ended September 30, 2006 was $2,683,534 compared to $2,228,735 for the nine-month period ended September 30, 2005.  The increase of approximately 20% was due to an increase in our premium income in the insurance business, in website advertising income and in consulting income.

Net income before tax and minority interest:  Net income for the nine-month period ended September 30, 2006 was $1,418,879.  Net income for the nine-month period ended September 30, 2005 was $1,111,645.  The increase in net income from operations was primarily due to increased business.  Interest income increased to $53,851 for the nine months ended September 30, 2006 from $11,874 for the nine-month period ended September 30, 2005.

Operating expenses:  The operating expenses for the nine-month period ended September 30, 2006 were $1,339,515, compared to operating expenses of $1,136,144 for the nine-month period ended September 30, 2005.   The increase was primarily due to increases in salaries ($599,754 for the period ended September 30, 2006 compared to $252,204 for the period ended September 30, 2005) and rent ($288,026 for the nine month period ended September 30, 2005 compared with $218,689 for the nine month period ended September 30, 2006), with a decrease in bad debt expenses ($0 for the nine month period ended September 30, 2006 compared with $28,857 for the nine month period ended September 30, 2005).  Travel expenses increased from $145,962 for the nine months ended September 30, 2005 to $161,962 for the nine months ended September 30, 2006

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, commissions receivable were $119,364, trade accounts payable and claims payable were $176,129 and $1,123,562, respectively.

For the nine-month period ended September 30, 2006, cash provided by operating activities totaled $1,432,630 compared to $1,057,404 for the nine-month period ended September 30, 2005. The receipt of funds was primarily due to net income for the year plus increases in claims payable, accrued expenses, deferred income and income tax payable and a decrease in commission receivable, restricted cash, deposit and prepayment partially offset by increases in other receivable, accounts payable and other payable.

For the nine-month period ended September 30, 2006, cash used in investing activities amounted to $58,583, compared to $23,463 for the nine months ended September 30, 2006. The use of funds was for the purchase of office equipment.

For the nine month period ended September 30, 2006, cash used in financing activities amounted to $91,759 (compared to $149,822 for the nine month period ended September 30, 2005) which was due to an increase in repayment of bank overdraft, repayment of amount due to shareholder, repayment of amount due to director and partially offset by increase in a loan from obligations under finance leases

For the nine-month period ended September 30, 2006, ALCO’s balance sheet (unaudited) reflects current and total assets of $4,484,078 and total liabilities of $1,820,041.  ALCO has cash and cash equivalents of approximately $2,903,434 as of September 30, 2006.   ALCO has sufficient funds to satisfy its financial commitments and working capital requirements. During the period, the ALCO had no material commitments for capital expenditures and off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

The following exhibits are filed herewith:

2.1

Agreement for Share Exchange dated November 22, 2005, by and among LOTUS CAPITAL CORP., a Nevada corporation, AL MARINE HOLDINGS LTD., a British Virgin Islands corporation, and the Shareholders of AL MARINE (herein incorporated by reference from report on Form 8-K for report dated November 22, 2005 and filed with the Securities and Exchange Commission on December 9, 2005).

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

10.1

Exclusive representative agreement between ALC and The Strike Club (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 5, 2006).

10.2

Agreement between EduShipAsia Ltd. and the Institute of Chartered Shipbrokers appointing EduShipAsia Ltd. as ICS’s exclusive agent in China (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 5, 2006).

10.3

Employment Agreement between Andrew Liu & Company, Ltd. and Andrew Liu. (Herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 14, 2006)

10.4

Employment Agreement between Andew Liu & Company, Ltd. and John Liu. (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 14, 2006).

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:   November 14, 2006

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:  November 14, 2006

By: /s/ John Liu, Director

Date:   November 14, 2006