Form 10KSB
period 2006-12-31
ALCO, INC.
filed 2007-04-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  [   ] Yes  [ X ]  No

State issuer's revenue for its most recent fiscal year:  $3,746,830

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):  0

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,000,000 as of March 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

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

7

GOVERNMENT REGULATION

8

CUSTOMERS AND MARKETING

8

COMPETITION

8

EMPLOYEES

9

REPORTS TO SECURITY HOLDERS

9

ITEM 2. DESCRIPTION OF PROPERTY

9

ITEM 3. LEGAL PROCEEDINGS

10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

10

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

35

ITEM 10. EXECUTIVE COMPENSATION

35

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

37

ITEM 13. EXHIBITS

37

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

38

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

Under Hong Kong regulations, a person who acts as an insurance broker must have authorization from the Insurance Authority or be a member of a body of insurance brokers approved by the Insurance Authority.  The Confederation of Insurance Brokers is such a body that has been approved by the Insurance Authority.  ALC became a member of the Confederation in Hong Kong in 1993. In order to be admitted to the Confederation, an insurance broker must meet minimum requirements in regard to qualifications and experience; capital and net assets; professional indemnity insurance; keeping of separate records; and the keeping of proper books and accounts.  These requirements are determined by the Insurance Authority.  If an insurance broker does not meet these standards, the Confederation can withdraw the insurance broker’s membership.

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

While ALC deals directly with most of its clients, it also engages two sub-brokers in China.  Marisk Limited is an exclusive sub-broker in Shandong province and Jiangsu Oriental Navigators Insurance Brokers is the other sub-broker.  The percentages of business of ALC generated by the two sub-brokers are approximately 6.77% and 1.72%, respectively.  Andrew Liu & Company does not have any written agreements with these sub-brokers, and the relationship with them could be terminated at any time without cause.  However, Andrew Liu & Company could replace these sub-brokers, if needed, so it would not suffer a material adverse effect if the relationships were terminated.

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

During 2006, Andrew Liu & Company received $79,451 in commission income due to this agreement with the Strike Club.

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

EduShip Asia Ltd. has limited assets and its operations to date have not been significant.    As of December 31, 2006, EduShip Asia had net assets of $(22,626) with a cash balance of $19,744 and accounts payable of $16,701.

During the 2006 fiscal year, EduShip Asia received $2,916 from enrollment fees from this arrangement.  It spent approximately $12,873 setting up and maintaining the learning center.

CSC Group

AL Marine owns 60% of Chang An Consultants Ltd. (“Chang”), which participates in a joint venture with a large state-owned shipping group in China, the China Chanjiang Shipping Corporation (the "CSC Group").  Chang, which was incorporated in Hong Kong in March 1999, acts as an in-house insurance brokerage firm and general consultant for the CSC Group.  Chang looks for business opportunities for the CSC Group and uses the CSC Group’s connections in China to create business opportunities for other foreign shipping interests.

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

Chang An Consultants has no formal agreement with CSC.  In 2006, about 4.64% of ALCO’s revenue was generated from Chang An Consultants.

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

Historically, ALCO has had a customer retention rate of over 90% for the past three years.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years. In 2006, ALCO had over 200 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-brokers.

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

EMPLOYEES

At the time of this report, ALCO had 29 employees, including 17 in operations and 12 in general and administrative functions.  Twenty-six employees are full time and three employees are part time.

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

ITEM 2. DESCRIPTION OF PROPERTY

ALCO rents its facilities from companies owned by the directors of ALCO.  As of December 31, 2006, ALCO leased approximately 4,536 square feet of office space for its operations. Its current leased properties are:

Location	Size	Description

Central, Hong Kong	2,500 sq.ft	Headquarters

Shanghai, China	2,036 sq.ft	Office

The Hong Kong office is leased from Fortune Ocean Ltd., whose directors and shareholders are Andrew Liu, John Liu, and Madam Yap.  The Shanghai office is leased from Fortune Ocean Ltd.

and First Pacific Development Ltd., whose directors are Andrew Liu and John Liu and whose shareholders are Fortune Ocean Ltd. and Madam Yap. Alco’s current total monthly rental payment is approximately US$ 14,744.  We intend to renew both of these leases upon their expiration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

There is no public trading market for shares of ALCO’s common stock. ALCO’s common stock is not yet quoted on the OTC Bulletin Board or on any other public trading market.  ALCO is in the process of applying to have its common stock quoted on the OTC Bulletin Board, but there is no assurance that the application will be granted. There is no assurance that any public market will be established or will develop for ALCO’s shares.

None of ALCO’s common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock. ALCO has not agreed to register any common stock under the Securities Act for sale by its security holders, although it reserves the right to do so in the future. Other than those 500,000 shares registered on Form SB-2 on November 13, 2006, there are no common equities of ALCO that are being, or have been proposed to be, publicly offered by ALCO, the offering of which could have a material effect on the market price of its common stock.

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

PLAN OF OPERATIONS

Our plan of operations for 2007 includes both expansion and improvement of our efficiency and cost competitiveness. This includes the formation of branch offices in other cities in China.  These branches will rent office space in existing buildings. We will determine how many offices to open based upon how much working capital we have at the time when we begin to open new offices.  Management will determine in which cities we will form branch offices.  We believe that this will greatly enhance the level of service that we provide to our customers in China and further expand our market share in the marine insurance business. Both the extent to which we are able to implement this plan of operations and the timing of its implementation will depend, largely, on the availability of working capital, which we may not have or be able to raise.  Because there is no assurance that working capital will be available to us, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

We do not plan to hire additional employees in the next twelve months.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Revenue: Revenue for the year ended December 31 2006, was $3,746,830 as compared to 3,005,350 for the same period in 2005. The increase of $741,480 or approximately 25% was due to a substantial increase in growth of our customer base and market share in China.

Net Income before tax and minority interest: Net income before tax and minority interest for the year ended December 31, 2006 was $1,860,799 compared to $1,286,835 for the whole year of 2005.  The increase in the profit from operations was primarily due to an increase business income during the year.

Operating expenses: Total operating expenses were $1,988,597 for year ended December 31, 2006, as compared to $1,754,820 for the same period in 2005.  The increase of $233,777 or 13.3% was mainly due to increase of Staff cost which was related to revenue growth. We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a reporting company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, commission receivable was $231,602 as compared to $139,320 for the same period in 2005. As of December 31, 2006, trade accounts payable and claims payable were $513,745 and $1,301,587, respectively, as compared to December 31, 2005 balances of $803,407 and $534,636. Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and claimants in relation to the year-end.

For the year ended December 31, 2006, cash provided by operating activities totaled $1,645,268, compared to $923,597 for the fiscal year ended December 31, 2005. The receipt of funds was primarily due to net income for the year plus a increase in commissions receivable, restricted cash and other receivables as well as an decrease in accounts payable, other payable, and taxation, partially offset by an decrease in deposits and prepayments, claims payable, accrued expenses and deferred income.

For the year ended December 31, 2006, cash used in investing activities amounted to $59,828, compared to $19,594 for the fiscal year ended December 31, 2005. The use of funds was for the purchase of office equipment.

For the year ended December 31, 2006, cash used by financing activities amounted to $93,073, compared to $33,663 for the fiscal year ended December 31, 2005.  The increase was due to an increase in dividends paid to a minority shareholder, repayment of amount due to director and overdraft from bank partially offset by repayment of amount due to minority shareholders and loan from obligation under finance leases.

For the year ended December 31, 2006, the Group’s balance sheet reflects total current assets of $3,345,115, and total current liabilities of $2,097,369. The Company has bank and cash equivalents of approximately $3,113,513 as at December 31, 2006. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year-end, the Company had $7,853 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $190,769.

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

Currency

ALCO uses the Hong Kong dollar as its currency. The exchange rate for HK$ to US dollars has varied by very little during 2006, 2005, 2004, 2003 and 2002. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

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

ITEM 7. FINANCIAL STATEMENTS

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2006

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

16

CONSOLIDATED BALANCE SHEET

17

CONSOLIDATED STATEMENTS OF OPERATIONS

18

CONSOLIDATED STATEMENTS OF CASH FLOWS

19

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

20

NOTES TO FINANCIAL STATEMENTS

21

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALCO, Inc.

We have audited the accompanying consolidated balance sheet of ALCO, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. at December 31, 2006, and the results of its operations and cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kempisty & Company

Kempisty & Company

Certified Public Accountants PC

New York, New York

March 2, 2007

ALCO, INC

CONSOLIDATED BALANCE SHEET
December 31,
2006
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$3,113,513
Commissions receivable, net (Note 5)	231,602
Total current assets	3,345,115

Property, plant and equipment, net (Note 6)	70,989

Other assets
Deposit and prepayments	56,129
Restricted Cash (Note 4)	1,603,944
Other receivable	32,094
Total other assets	1,692,167

Total Assets	$5,108,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$43,292
Trade accounts payable	513,745
Claim payable	1,301,587
Other payable	495
Accrued expenses	156,588
Deferred Revenue	1,917
Due to directors (Note 9)	15,496
Due to Minority shareholders (Note 8)	30,577
Income tax payable	31,845
Current portion of obligation from Hire Purchase lease (Note 10)	1,827
Total Current Liabilities	2,097,369

Long term portion of obligation from hire purchases lease (Note 10)	7,710

Minority interest	12,713

Commitments and contingencies (Note 14)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of December 31, 2006	10,000
Additional Paid-in capital	10,513
Retained earnings	2,969,966
Stockholders' Equity	2,990,479
Total Liabilities and Stockholders' Equity	$5,108,271
See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005

Revenues
Commission income	$3,671,229	$2,993,075
Consulting income	46,602	11,757
Website advertising	26,083	-
Enrollment fee income	2,916	518
Total revenues	3,746,830	3,005,350

Operating Expenses
Salaries	942,308	498,279
Travel expenses	224,552	220,700
Rents	387,717	266,230
Bad debt expenses	20,882	130,730
Depreciation	16,472	24,861
Exchange loss(gain)	10,034	(7,466)
Other general and administrative	386,632	621,486
Total Operating Expenses	1,988,597	1,754,820

Income (Loss) from Operations	1,758,233	1,250,530

Other Income (Expense)
Interest income	77,835	23,250
Other	30,190	18,182
Interest expense	(5,459)	(5,127)
Total operating expenses	102,566	36,305

Income (Loss) before provision
for Income Taxes and Minority Interest	1,860,799	1,286,835

Provision for Income Taxes	326,033	294,190

Income (loss) before Minority Interest	1,534,766	992,645

Minority Interest	(35,790)	(27,344)

Net Income (Loss)	$1,498,976	$965,301

Basic and Fully Diluted Earnings per Share	$0.15	$0.10

Weighted average shares outstanding	10,000,000	9,933,333

See Notes to Financial Statements

ALCO, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006	2005
Operating Activities
Net income	$1,498,976	$965,301
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	16,472	24,861
Minority interest (income)	35,790	27,344
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(92,282)	49,176
(Increase)/Decrease in restricted cash	(255,034)	(573,383)
(Increase)/Decrease in deposit and prepayment	13,439	(57,185)
(Increase)/Decrease in other receivable	(30,225)	29,921
Increase/(Decrease) in accounts payable	(289,662)	355,800
Increase/(Decrease) in claims payable	766,951	14,284
Increase/(Decrease) in other payable	(31,153)	18,955
Increase/(Decrease) in accrued expenses	115,818	32,710
Increase/(Decrease) in deferred income	1,917	-
Increase/(Decrease) in taxation	(105,739)	35,813
Net cash provided by operating activities	1,645,268	923,597

Investing Activities
Purchase of fixed assets	(59,828)	(19,594)
Net cash (used) by investing activities	(59,828)	(19,594)

Financing Activities
Overdraft from bank	(2,610)	45,903
Dividend paid to minority shareholders	(30,769)	(25,641)
Repayment of obligations under finance leases	-	(14,139)
Loan from obligations under finance leases	9,537	-
Repayment of amount due to minority shareholders	5,128	(57,692)
Loan from amount due to director	-	17,906
Repayment of amount due to director	(74,359)	-
Net cash provided (used) by financing activities	(93,073)	(33,663)

Increase in cash	1,492,367	870,340

Cash at beginning of period	1,621,146	750,806
Cash at end of period	$3,113,513	$1,621,146

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$5,459	$5,127
Income taxes	$431,773	$258,376

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances at December 31, 2004	9,766,480	$9,766	$10,513	$505,689	-	525,968

Reverse merger adjustment	233,520	234				234

Net income	-	-	-	965,301	-	965,301

Balances at December 31, 2005	10,000,000	$10,000	$10,513	$1,470,990	$-	$1,491,503

Net income				1,498,976		1,498,976

Balances at December 31, 2006	10,000,000	$10,000	$10,513	$2,969,966	$-	$2,990,479

* The reverse merger adjustment represents the recording of minority shareholders' shares outstanding at the time of the reverse merger.

See Notes to Financial Statements

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND OPERATIONS

Description of Business

ALCO, Inc., (the "Company") was incorporated under the laws of the State of Nevada on June 7, 1999 as Seahorse, Inc. and changed its name to Lotus Capital Corp. on September 20, 2004.  The Company changed its name to ALCO, Inc. on February 13, 2006.

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 -SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We made allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We analyze the aging of receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economics trends could have a significant impact on the collectibility of receivables and the allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be made.

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2006, due to the relatively short-term nature of these instruments.

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

The Hong Kong Monetary Authority (HKMA), Hong Kong's central bank, maintain a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1:HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2006 and 2005. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

Foreign currency transactions are those that required settlement in a currency other than HK$. Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company’s common stock currently does not trade, the dilutive effect of any warrants or convertible notes outstanding cannot be determined.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “ Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statement.

Note 3- CASH

Cash consist of the following:	December 31,
2006

Cash on hand	$2,559
Cash in Bank
Bank of America	3,105,546
Bank of China	5,408
$3,113,513

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4- RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash. Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary. The restricted cash balance was $1,603,944 as of December 31, 2006.

Note 5- COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	December 31, 2006

Commissions receivable	$319,889
Less: allowances for doubtful accounts	88,287
$231,602

Note 6 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	December 31, 2006

Furniture and fixtures	$155,065
Office equipment	108,514
Leasehold improvements	86,452
350,031
Less: Accumulated depreciation	279,042
$70,989

Depreciation expense for the years ended December 31, 2006 and 2005 was $16,472 and $24,861 respectively.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 - BANK OVER DRAFT

The Bank Over Draft consists of the following as of December 31, 2006:

	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral *
United Oversea Bank		Repayable on demand	3% over Prime Lending rate
	12,821
		Repayable on demand	2% over Prime Lending rate
	30,471
	$43,292

(*) Pledged of GBP 26,000 fixed deposit in the name of 3rd parties and Personal guarantee for HK$100,000 signed by 3rd parties

Note 8 - DUE TO SHAREHOLDERS

Due to shareholders consist of the following:			December 31,
			2006

CSC Enterprises Development (HK) Co Ltd			$30,769
Chiang Wei Heng Henry			(128)
Chin Tsu-Kuang			(64)
			$30,577

Note 9 - DUE TO DIRECTORS

Due to directors consist of the following:			December 31,
			2006

Andrew Liu Fu Kang			$15,496

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10- CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd. The related contractual obligations are summarized as follows,

	2006	2007	2008 - 2011	Total

Payment Due	$2,054	$2,738	$8,900	$13,692
Less: Interest	852	911	1,190	2,953

Principle	$1,202	$1,827	$7,710	$10,739

The term of the lease is 60 months with $228 as its monthly payment. The leased property was capitalized as office equipment in 2006 by the amount of the total principal, 10,739 and the related depreciation expense is 1,342 in 2006. The principal due within one year is the current portion of long term debt and classified as current liability.

Note 11- RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,
		2006	2005
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$111,077	$105,231
HK Office Room 502B	Fortune Ocean Ltd	35,077	8,308
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		61,538	46,154
	First Pacific Development Ltd
Director (Andrew) quarter		20,000	9,475
		$227,692	$169,168

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 12- INCOME TAXES

The Company's effective tax rate for the years ended December 31, 2006 and 2005 was 17.50%.

The provisions for income taxes for each of the two years ended December 31, 2006 and 2005 are summarized as follows:

Hong Kong only:	2006	2005

Current	$326,033	$294,190
Deferred	-	-
	$326,033	$294,190

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2007	2008	Total

Shanxi Neilu, Shanghai, China	$15,385	$-	$15,385
Carmel Hill, Hong Kong	116,923	58,461	175,384
	$132,308	$58,461	$190,769

Note 14 – COMMON STOCK

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 15 – COMMITMENTS AND CONTINGENCIES

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	45	President and Chairman of the Board	2005
John Liu Shou Kang	46	Director	2005
Yip Kam Ming	37	Chief Financial Officer, Secretary	2005

BIOGRAPHICAL INFORMATION

Mr. Andrew Liu Fu Kang is the founder and Chairman of AL Marine and is the Chairman and Chief Executive Officer of the Company.  He is responsible for the overall management, development, and strategic planning of AL Marine.  He also oversees certain key client accounts and is frequently consulted on insurance claims of a more complex nature.  Before establishing AL Marine, he worked for Richard Hogg International Adjusters in London and Stevens Elmslie & Co. in Hong Kong for a total of 6 years handling all aspects of shipowners’ rights under the hull policy and vis-à-vis third parties, such as general average and salvage, legal defense work and arbitrations.  He was awarded an honors degree in Naval Architecture & Shipbuilding from the University of Newcastle Upon Tyne, U.K, a Master’s degree in Marine Law from Cardiff University, U.K and a Diploma in International Trade Law from the City of London Polytechnic.  He passed the Common Professional Exams in Law from Manchester Polytechnic.  He is a member of the Chartered Insurance Institute and the Chartered Institute of Shipbrokers.  He is the brother of John Liu Shou Kang.

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

Mr. Yip Kam Ming is the Financial Controller of AL Marine and is the Chief Financial Officer and Secretary of the Company.  He started his career in the accounting and audit industry in 1989.  In 1993 he worked as a management accountant for Guangdong Investment Limited, a Hong Kong listed company. He assumed the responsibility of performing financial statement analysis and preparing management reports, as well as engaging in merger & acquisition and due diligence projects. In 1996, he was transferred to Guangdong Tannery Limited, a subsidiary of Guangdong Investment, a Hong Kong Listed company that manufactures raw leather and retails leather products. He also worked as the Financial Controller and his responsibility was to manage the group’s finance. He was also involved in the company’s initial public offering and other merger and acquisition projects. In 2002, he began working for Intac International Holdings Limited (Intac), a US Nasdaq listed company, as a financial controller, where he oversaw the preparation of consolidation accounts and setup accounting procedures. He became the group financial controller of Intac in 2004.  In 2005, he became the group financial controller of AL Marine. He is a fellow member of the Association of Chartered Certified Accountants and a member of Hong Kong Institute of Certified Public Accountants. He was awarded a degree from the Curtin University of Technology and has a Masters degree in Corporate Finance from the Hong Kong Polytechnic University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31,  2004, 2005 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Andrew Liu, CEO	2004	$4,482	--	--	--	--	--	$333,938 (1)	$338,420
	2005	$64,561	--	--	--	--	--	$10,356 (2)	$74,917
	2006	$151,474	$53,689	--	--	--	--	$21,538 (3)	$226,701
Yip Kam Ming, CFO	2004	--	--	--	--	--	--	--	--
	2005	$17,270	--	--	--	--	--	$385 (4)	$17,655
	2006	$66,848	$8,333	--	--	--	--	$17,333 (5)	$92,514

(1)

Includes dividends of $333,938 paid by ALCO subsidiaries to Mr. Liu as a shareholder.

(2)

Includes expense reimbursement of $9,475 and Mandatory Provident Fund contributions of $881.

(3)

Includes expense reimbursement of $20,000 and Mandatory Provident Fund contributions of $1,538.

(4)

Includes Mandatory Provident Fund contributions of $385.

(5)

Includes expense reimbursement of $15,795 and Mandatory Provident Fund contributions of $1,538.

The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong. Most employees and employers are required to contribute monthly to schemes provided by government approved private organizations.  Contributions are based on a percentage of an employee’s salaries.  The contribution vests fully with the employee immediately upon payment into the scheme.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2006.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	--	--	--	--	--	--	$226,701 (1)
John Liu	$119,813	--	--	--	--	$101,457 (2)	$221,270

(1)

This amount includes the salary Mr. Liu received as CEO of the Company.

(2)

Includes expense reimbursement of $99,923 and Mandatory Provident Fund contributions of $1,534

Our subsidiary, Andrew Liu & Company, has entered into written employment agreements with Andrew Liu and John Liu.  The agreements remain in effect until terminated by either party with three (3) months notice.  The agreement sets out the duties of the officers, their compensation (as stated above), and their benefits (20 days of vacation time, health insurance, 2 days of sick time per month, etc.).  Pursuant to the agreement, the officers cannot conduct marine insurance brokering or any other business conducted by the Company in the Hong Kong area for a period of two years after the termination of the employment agreement.

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

Name	No. of shares	Percent of Class
Andrew Liu, President and Chairman (1) Flat 3, 24/F., Blk A, Viking Garden, 42 Hing Fat Street, Hong Kong	6,203,668	62.04%
John Liu, Director (1) House No. 12, Carmel Hill, Stanley, Hong Kong	2,553,935	25.54%

Yip Kam Ming, Chief Financial Officer, Secretary (1) Flat 9C, Orchid Court, New Town Plaza III, Shatin, New Territories, Hong Kong	0	0%

All Officers and Directors as a group (3 in number)	8,757,603	87.58%

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

10.3

Employment Agreement between Andrew Liu & Company, Ltd. and Andrew Liu. (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 14, 2006)

10.4

Employment Agreement between Andrew Liu & Company, Ltd. and John Liu. (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 14, 2006)

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Kempisty & Co, CPA for audit of the Company’s annual financial statements were $34,800 for the fiscal year ended December 31, 2006. Kempisty & Co, CPA have not yet billed the Company for any reviews of the Company’s financial statements included in its quarterly reports on Form 10-QSB.

(2) Kempisty & Co, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2006.

Tax Fees

(3) There were no fees billed by Kempisty & Co, CPA for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006.

All Other Fees

(4) Kempisty & Co, CPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2006

Audit Committee’s Pre-approval policies and procedures

(5) ALCO, which is not yet publicly traded, does not have an audit committee. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2007.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:  April 13, 2007

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:  April 13, 2007

By: /s/ John Liu, Director

Date: April 13, 2007