Form 10QSB
period 2007-03-31
ALCO, INC.
filed 2007-05-15
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At March 31, 2007, the following shares were outstanding: 10,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

ALCO, INC

CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31,
2007
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$3,110,247
Commissions receivable, net (Note 5)	280,707
Total current assets	3,390,954

Property, plant and equipment, net (Note 6)	69,837

Other assets
Deposit and prepayments	56,129
Restricted Cash (Note 4)	2,225,971
Other receivable	191,846
Total other assets	2,473,946

Total Assets	$5,934,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$46,403
Trade accounts payable	950,108
Claim payable	1,045,562
Other payable	96,626
Accrued expenses	36,140
Deferred Revenue	-
Due to directors (Note 9)	15,496
Due to Minority shareholders (Note 8)	30,577
Income tax payable	145,159
Current portion of obligation from Hire Purchase lease (Note 10)	1,892
Total Current Liabilities	2,367,963

Long term portion of obligation from hire purchases lease (Note 10)	7,213

Minority interest	22,248

Commitments and contingencies (Note 14)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of March 31, 2007	10,000
Additional Paid-in capital	10,513
Retained earnings	3,516,800
Stockholders' Equity	3,537,313
Total Liabilities and Stockholders' Equity	$5,934,737

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For 3 Months Ended
	March 31,
	2007	2006

Revenues
Commission income	$1,049,026	$847,132
Consulting income	87,348	-
Website advertising	10,917	14,000
Enrollment fee income	351	-
Total revenues	1,147,642	861,132

Operating Expenses
Salaries	252,507	168,093
Travel expenses	59,924	41,943
Rents	113,390	85,904
Bad debt expenses	-	-
Depreciation	4,182	3,617
Exchange loss (gain)	193	2,264
Other general and administrative	85,152	67,560
Total Operating Expenses	515,348	369,381

Income (Loss) from Operations	632,294	491,751

Other Income (Expense)
Interest income	24,641	13,047
Other Income	14,125	4,236
Interest expense	(1,375)	(1,191)
Total operating expenses	37,391	16,092

Income (Loss) before provision
for Income Taxes and Minority Interest	669,685	507,843

Provision for Income Taxes	113,315	86,325

Income (loss) before Minority Interest	556,370	421,518

Minority Interest	(9,535)	(9,158)

Net Income (Loss)	$546,835	$412,360

Basic and Fully Diluted Earnings per Share	$0.05	$0.04

Weighted average shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements

ALCO, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For 3 Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$546,835	$412,360
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	4,182	3,617
Minority interest (income)	9,535	9,158
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(49,104)	(187,615)
(Increase)/Decrease in restricted cash	(622,026)	(99,203)
(Increase)/Decrease in deposit and prepayment	-	21,442
(Increase)/Decrease in other receivable	(159,754)	-
Increase/(Decrease) in accounts payable	436,363	(496,705)
Increase/(Decrease) in claims payable	(256,026)	205,961
Increase/(Decrease) in other payable	96,132	155,514
Increase/(Decrease) in accrued expenses	(120,448)	(7,000)
Increase/(Decrease) in deferred income	(1,917)	-
Increase/(Decrease) in taxation	113,315	86,325
Net cash (used) / provided by operating activities	(2,913)	103,854

Investing Activities
Purchase of fixed assets	(3,031)	(50,152)
Net cash (used) by investing activities	(3,031)	(50,152)

Financing Activities
Overdraft from bank	3,111	(3,614)
Repayment of obligations under finance leases	(433)
Repayment of shareholders’ loan		(25,642)
Net cash provided / (used) by financing activities	2,678	(29,256)

Increase in cash	(3,266)	24,446

Cash at beginning of period	3,113,513	1,621,146
Cash at end of period	$3,110,247	$1,645,592

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$1,375	$1,191
Income taxes	$-	$-

See Notes to Financial Statements

ALCO, INC.

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

 (UNAUDITED)

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

Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 17.5% in 2007 and 2006.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets. Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2007, due to the relatively short-term nature of these instruments.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow as at March 31, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

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

 (UNAUDITED)

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

Note 3- CASH

Cash consists of the following:	March 31,
2007

Cash on hand	$2,691
Cash in Bank
Bank of America	3,102,225
Bank of China	5,331
$3,110,247

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 4- RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash. Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary. The restricted cash balance was $2,225,971 as of March 31, 2007.

Note 5- COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	March 31,
2007

Commissions receivable	$342,425
Less: allowances for doubtful accounts	61,718
$280,707

Note 6 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	March 31, 2007

Furniture and fixtures	$155,196
Office equipment	111,413
Leasehold improvements	86,452
353,061
Less: Accumulated depreciation	283,224
$69,837

Depreciation expense for the 3 months ended March 31, 2007 and 2006 was $4,182 and $3,617 respectively.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 7 - BANK OVER DRAFT

The Bank Over Draft consists of the following as of March 31, 2007:

	Loan		Monthly
Financial Institutions	Amount	Duration	Interest Rate	Collateral *
United Oversea Bank		Repayable on demand	3% over Prime Lending rate
	12,821
		Repayable on demand	2% over Prime Lending rate
	33,582
	$46,403

(*) Pledged of GBP 26,000 fixed deposit in the name of 3rd parties and Personal guarantee for HK$100,000 signed by 3rd parties

Note 8 - DUE TO SHAREHOLDERS

Due to shareholders consist of the following:			March 31,
			2007

CSC Enterprises Development (HK) Co Ltd			$30,769
Chiang Wei Heng Henry			(128)
Chin Tsu- Kuang			(64)
			$30,577

Note 9 - DUE TO DIRECTORS

Due to directors consist of the following:			March31,
			2007

Andrew Liu Fu Kang			$15,496

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 10- CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd. The related contractual obligations are summarized as follows:

	March 31 2007 - 2008	March 31 2008 - 2011	Total

Payment Due	$2,738	$8,216	$10,954
Less: Interest	846	1,003	1,849

Principle	$1,892	$7,213	$9,105

The term of the lease is 60 months with $228 as its monthly payment. The leased property was capitalized as office equipment in 2006 by the amount of the total principal, 10,739 and the related depreciation expense is 403 in 2007. The principal due within one year is the current portion of long-term debt and classified as current liability.

Note 11- RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		3 months ended March 31,
		2007	2006
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$35,769	$26,308
HK Office Room 502B	Fortune Ocean Ltd	11,538	8,308
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		15,385	15,385
	First Pacific Development Ltd
Director (Andrew) quarter		5,000	5,000
		$67,692	$55,001

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 12- INCOME TAXES

The Company's effective tax rate for the three-month period ended March 31, 2007 and 2006 was 17.50%.

The provisions for income taxes for each of the two three month periods ended March 31, 2007 and 2006 are summarized as follows:

Hong Kong only:	2007	2006

Current	$113,315	$86,325
Deferred	-	-
	$113,315	$86,325

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2007	2008	Total

Shanxi Neilu, Shanghai, China	$7,693	$-	$7,693
Carmel Hill, Hong Kong	87,692	58,461	146,153
	$95,385	$58,461	$153,846

Note 14 – COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Revenues for the three months ending March 31, 2007 were $1,147,642, as compared to revenues of $861,132 for the three month period ended March 31, 2006.  This increase of $286,510, or approximately 33%, was the result of greater commission income due to premium increases and consulting income.

Net income before tax and minority interest for the three months ending March 31, 2007 was $669,685 compared to $507,843 for the three-month period ended March 31, 2006.  The increase in pre-tax profit of $161,842 was due to an increase in commission income during the three months ended March 31, 2007.

Operating expenses for the three months ending March 31, 2007 were $515,348 compared to $369,381 for the three-month period ended March 31, 2006.  The increase of $145,967, or approximately 40%, was mainly due to increases in salary, entertainment, rental and other general and administrative expenses during the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, cash used by operating activities totaled $2,913. This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, and other receivables as well as a decrease in claims payable, accrued expenses and deferred income, partially offset by an increase in accounts payable, other payable and income tax payable. For the three months ended March 31 2006, cash provided by operating activities totaled $103,854. This was mainly due to a net income plus an increase in commission receivable, restricted cash, as well as a decrease in accounts payable and accrued expenses, partially offset by an decrease in deposit and prepayment as well as increase in claims payable, other payable and income tax payable.

For the three months ended March 31, 2007, cash used in investing activities amounted to $3,031. The use of funds was for the purchases of office equipment. For the three months ended March 31, 2006, cash used in investing activities amounted to $50,153. The use of funds was for the purchases of office equipment

For the three months ended March 31, 2007, cash provided by financing activities amounted to $2,678, which was due to repayment of obligation under finance leases and loan from bank overdraft. For the three months ended March 31 2006 cash used in finance activities amounted to $29,256, which was due to repayment of shareholders’ loan and bank overdraft.

For the three months ended March 31, 2007, the Group’s balance sheet reflects current and total assets of $5,934,737, and total liabilities of $2,397,424. The Group has bank and cash equivalent of approximately $3,110,247 as of March 31, 2007. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year-end, the Company had $9,105 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $153,846.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 15, 2007

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:  May 15, 2007

By: /s/ John Liu, Director

Date:  May 15, 2007