Form 10QSB
period 2007-06-30
ALCO, INC.
filed 2007-08-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes No X

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At June 30, 2007, the following shares were outstanding: 10,000,000.

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

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

ALCO, INC

CONSOLIDATED BALANCE SHEET (UNAUDITED)
June 30,
2007
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$3,200,936
Commissions receivable, net (Note 5)	441,694
Total current assets	3,642,630

Property, plant and equipment, net (Note 6)	70,703

Other assets
Deposit and prepayments	67,618
Restricted Cash (Note 4)	1,452,187
Other receivable	249,792
Total other assets	1,769,597

Total Assets	$5,482,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Trade accounts payable	$939,123
Claim payable	153,312
Other payable	110,564
Accrued expenses	6,964
Due to directors (Note 8)	15,496
Due to Minority shareholders (Note 7)	(192)
Income tax payable	242,755
Current portion of obligation from Hire Purchase lease (Note 9)	1,956
Total Current Liabilities	1,469,978

Long term portion of obligation from hire purchases lease (Note 9)	6,700

Minority interest	29,568

Commitments and contingencies (Note 14)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of June 30, 2007	10,000
Additional Paid-in capital	10,513
Retained earnings	3,956,171
Stockholders' Equity	3,976,684
Total Liabilities and Stockholders' Equity	$5,482,930

See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Commission income	$1,085,713	$759,209	$2,134,739	$1,606,341
Consulting income	58,457	38,231	145,805	38,231
Website advertising	-	5,083	10,917	19,083
Enrolment fee Income	114	519	465	519
Total revenues	1,144,284	803,042	2,291,926	1,664,174

Operating Expenses
Salaries	316,816	231,965	569,323	400,058
Travel expenses	69,767	67,119	129,691	109,062
Rents	111,638	92,865	225,028	178,769
Bad debt expenses	-	-	-	-
Depreciation	4,108	4,264	8,290	7,881
Exchange loss (gain)	163	2,841	356	5,105
Other general and administrative	130,811	78,500	215,963	146,060
Total Operating Expenses	633,303	477,554	1,148,651	846,935

Income (Loss) from Operations	510,981	325,488	1,143,275	817,239

Other Income (Expense)
Other income	7,983	6,978	22,108	11,214
Interest income	26,453	19,577	51,094	32,624
Interest expense	(1,131)	(1,340)	(2,506)	(2,531)
Total operating expenses	33,305	25,215	70,696	41,307

Income (Loss) before provision
for Income Taxes and Minority Interest	544,286	350,703	1,213,971	858,546

Provision for Income Taxes	97,595	66,719	210,910	153,044

Income (loss) before Minority Interest	446,691	283,984	1,003,061	705,502

Minority Interest	7,320	10,591	16,855	19,749

Net Income (Loss)	$439,371	$273,393	$986,206	$685,753

Basic and fully diluted earnings per share	$0.04	$0.03	$0.10	$0.07

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements

ALCO, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net income	$986,206	$685,753
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	8,290	7,881
Minority interest (income)	16,855	19,749
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(210,092)	(169,557)
(Increase)/Decrease in restricted cash	151,757	(348,287)
(Increase)/Decrease in enrollment fee receivable		(596)
(Increase)/Decrease in deposit and prepayment	(11,488)	1,830
(Increase)/Decrease in other receivable	(217,700)	-
Increase/(Decrease) in accounts payable	425,378	(306,787)
Increase/(Decrease) in claims payable	(1,148,275)	729,892
Increase/(Decrease) in other payable	110,069	(31,648)
Increase/(Decrease) in accrued expenses	(149,624)	(37,769)
Increase/(Decrease) in deferred income	(1,917)	8,917
Increase/(Decrease) in taxation	210,910	153,044
Net cash (used) / provided by operating activities	170,369	712,422

Investing Activities
Purchase of fixed assets	(8,004)	(56,854)
Net cash (used) by investing activities	(8,004)	(56,854)

Financing Activities
Repayment of bank overdraft	(43,292)	(1,337)
Loan from obligations under finance leases		10,355
Repayment of obligations under finance leases	(881)	-
Repayment of amount due to minority shareholder	(30,769)	(25,642)
Repayment of amount due to director	-	(16,667)
Net cash provided / (used) by financing activities	(74,942)	(33,291)

Increase in cash	87,423	622,277

Cash at beginning of period	3,113,513	1,621,146
Cash at end of period	$3,200,936	$2,243,423

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$2,506	$2,351
Income taxes	$-	$-

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2007, due to the relatively short-term nature of these instruments.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow as at June 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the six months period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “ Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation will have no impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No, 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 3- CASH

Cash consist of the following:	June 30,
2007

Cash on hand	$3,214
Cash in Bank – Saving & Checking Accounts
China Construction Bank (Asia)	1,683,680
United Oversea Bank	8,711
Bank of China	5,331
Cash in Bank-Fixed Deposit
China Construction Bank (Asia)	1,500,000
$3,200,936

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

The effective period for USD 1,500,000 fixed deposit is 14 days from June 8, 2007 to July 22, 2007. The annual interest rate is 4.3%

Note 4- RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash. Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary. The restricted cash balance was $1,452,187 as of June 30, 2007.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 5- COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	June 30,
2007

Commissions receivable	$514,378
Less: allowances for doubtful accounts	72,684
$441,694

Note 6 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	June 30, 2007

Furniture and fixtures	$157,313
Office equipment	114,270
Leasehold improvements	86,452
358,035
Less: Accumulated depreciation	287,332
$70,703

Depreciation expense for the six months ended June 30, 2007 and 2006 was $8,290 and $7,881 respectively.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 7 - DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	June 30,
2007

Chiang Wei Heng Henry	$(128)
Chin Tsu- Kuang	(64)
$(192)

Note 8 - DUE TO DIRECTORS

Due to directors consist of the following:	June 30,
2007

Andrew Liu Fu Kang	$15,496

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 9- CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd. The related contractual obligations are summarized as follows:

	June 30 2007-2008	June 30 2008-2011	Total

Payment Due	$2,738	$7,531	$10,269
Less: Interest	782	831	1,613

Principle	$1,956	$6,700	$8,656

The term of the lease is 60 months with $228 as its monthly payment. The leased property was capitalized as office equipment in 2006 by the amount of the total principal, 10,739 and the related depreciation expense is 805 in first six months of 2007. The principal due within one year is the current portion of long-term debt and classified as current liability.

Note 10- RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		6 months ended June 30,
		2007	2006
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$71,538	$55,538
HK Office Room 502B	Fortune Ocean Ltd	23,077	17,538
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		30,769	30,769
	First Pacific Development Ltd
Director (Andrew) quarter		10,000	10,000
		$135,384	$113,845

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 11- INCOME TAXES

The Company's effective tax rate for the six months period ended June 30, 2007 and 2006 was 17.50%.

The provisions for income taxes for each of the two six months periods ended June 30, 2007 and 2006 are summarized as follows:

Hong Kong only:	2007	2006

Current	$210,910	$153,044
Deferred	-	-
	$210,910	$153,044

Note 12 – OPERATION LEASE

Future minimum lease payments for operating leases for the 5 succeeding years consists of following:

	2007	2008-2011	Total
Suite 501 & 502A, Bank of America Tower, 12Harcourt Road, Hong Kong	71,538		71,538
Suite 502B, Bank of America Tower, 12Harcourt Road, Hong Kong	23,077		23,077
Flat 3,24/F., Block A, Viking Garden, 42 Hing Fat Street, Hong Kong	10,000		10,000
Suite C1, 23/F., West Building, Shanghai Hi-Tech King World Zone, Shanghai, PRC	15,385		15,385
Room 33, South Part, No. 173, Shanxi, Beilu, Shanghai, PRC	$15,385	$-	$15,385
House No. 12, Carmel Hill, No.12 Carmel Road, Hong Kong	58,462	58,461	116,923
	$193,847	$58,461	$252,308

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 13 – COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006.

Revenues for the three months ended June 30, 2007 were $1,144,284, as compared to revenues of $803,042 for the three month period ended June 30, 2006.  This increase of $341,242, or approximately 42%, was the result of greater commission income due to premium increases and consulting income.

Net income before tax and minority interest for the three months ended June 30, 2007 was $544,286 compared to $350,703 for the three-month period ended June 30, 2006.  The increase in pre-tax profit of $193,583 was due to an increase in commission income during the three months ended June 30, 2007.

Operating expenses for the three months ended June 30, 2007 were $633,303 compared to $477,554 for the six month period ended June 30, 2006.  The increase of $155,749, or approximately 33%, was mainly due to increases in salary, travel expense, rental and other general and administrative expenses during the three months ended June 30, 2007

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006 .

Revenues for the six months ended June 30, 2007 were $2,291,926, as compared to revenues of $1,664,174 for the six month period ended June 30, 2006.  This increase of $627,752, or approximately 38%, was the result of greater commission income due to premium increases and consulting income.

Net income before tax and minority interest for the six months ended June 30, 2007 was $1,213,971 compared to $858,546 for the six-month period ended June 30, 2006.  The increase in pre-tax profit of $355,425 was due to an increase in commission income during the six months ended June 30, 2007.

Operating expenses for the six months ended June 30, 2007 were $1,148,651 compared to $846,935 for the six month period ended June 30, 2006.  The increase of $301,716, or approximately 36%, was mainly due to increases in salary, travel expense, rental and other general and administrative expenses during the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, cash provided by operating activities totaled $170,369. This was primarily due to net income during the period plus an increase in commission receivable, deposit and prepayment, and other receivables as well as a decrease in claims payable, accrued expenses and deferred income, partially offset by a decrease in restricted cash as well as an increase in accounts payable, other payable and income tax payable. For the six months ended June 30 2006, cash provided by operating activities totaled $712,422. This was mainly due to a net income plus an increase in commission receivable, restricted cash and enrollment fee receivable as well as a decrease in accounts payable, other payable and accrued expenses, partially offset by an decrease in deposit and prepayment as well as increase in deferred income and income tax payable.

For the six-month period ended June 30, 2007, cash used in investing activities amounted to $8,004. The use of funds was for the purchases of office equipment. For the six months ended June 30, 2006, cash used in investing activities amounted to $56,854. The use of funds was for the purchases of office equipment

For the six months ended June 30, 2007, cash used in financing activities amounted to $74,942, which was due to repayment of obligations under finance leases, bank overdraft fees and funds due to a minority shareholder.  For the six months ended June 30, 2006, cash used in finance activities amounted to $33,291, which was due to loan from obligations under finance leases, repayment of bank overdraft, amount due to director and amount due to minority shareholder.

For the six months ended June 30, 2007, the Company’s balance sheet reflects current and total assets of $5,482,930, and total liabilities of $1,506,246. The Company has bank and cash equivalents of approximately $3,200,936 as of June 30, 2007. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year-end, the Company had $8,656 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $252,308.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:  Aug 14, 2007

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:  Aug 14, 2007

By: /s/ John Liu, Director

Date:  Aug 14, 2007