Form 10QSB
period 2007-09-30
ALCO, INC.
filed 2007-11-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 Sept, 2007

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At Sept 30, 2007, the following shares were outstanding: 10,000,000.

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

ALCO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Sept 30, 2007

ALCO, INC

CONSOLIDATED BALANCE SHEET (UNAUDITED)
Sept 30,
2007
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$4,224,202
Commissions receivable, net (Note 5)	613,140
Total current assets	4,837,342

Property, plant and equipment, net (Note 6)	66,234

Other assets
Deposit and prepayments	69,994
Restricted Cash (Note 4)	1,123,598
Other receivable	79,102
Total other assets	1,272,694

Total Assets	$6,176,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Trade accounts payable	$734,875
Claim payable	375,058
Other payable	143,172
Accrued expenses	53,500
Due to directors (Note 8)	15,496
Due to Minority shareholders (Note 7)	(192)
Income tax payable	359,350
Current portion of obligation from Hire Purchase lease (Note 9)	2,020
Total Current Liabilities	1,633,279

Long term portion of obligation from hire purchases lease (Note 9)	6,171

Minority interest	49,784

Commitments and contingencies (Note 14)	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,000,000 shares issued and outstanding as of Sept 30, 2007	10,000
Additional Paid-in capital	10,513
Retained earnings	4,416,523
Stockholders' Equity	4,437,036
Total Liabilities and Stockholders' Equity	$6,176,270

See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2007	2006	2007	2006
Revenues
Commission income	$1,187,027	$1,049,096	$3,321,766	$2,655,437
Consulting income	14,166	(33,670)	159,971	4,561
Website advertising	-	3,500	10,917	22,583
Enrolment fee Income	1,688	434	2,153	953
Total revenues	1,202,881	1,019,360	3,494,807	2,683,534

Operating Expenses
Salaries	305,301	199,696	874,624	599,754
Travel expenses	96,383	52,900	226,074	161,962
Rents	116,615	109,257	341,643	288,026
Bad debt expenses	-	-	-	-
Depreciation	4,992	4,368	13,282	12,249
Exchange loss (gain)	(764)	1,985	(408)	7,090
Other general and administrative	129,925	124,374	345,888	270,434
Total Operating Expenses	652,452	492,580	1,801,103	1,339,515

Income (Loss) from Operations	550,429	526,780	1,693,704	1,344,019

Other Income (Expense)
Other income	10,860	13,807	32,968	25,021
Interest income	36,096	21,227	87,190	53,851
Interest expense	(220)	(1,481)	(2,726)	(4,012)
Total operating expenses	46,736	33,553	117,432	74,860

Income (Loss) before provision
for Income Taxes and Minority Interest	597,165	560,333	1,811,136	1,418,879

Provision for Income Taxes	116,595	100,992	327,505	254,036

Income (loss) before Minority Interest	480,570	459,341	1,483,631	1,164,843

Minority Interest	20,217	7,545	37,072	27,294

Net Income (Loss)	$460,353	$451,796	$1,446,559	$1,137,549

Basic and fully diluted earnings per share	$0.05	$0.05	$0.14	$0.11

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See notes to financial statements.

ALCO, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	Sept 30,
	2007	2006
Operating Activities
Net income	$1,446,559	$1,137,549
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	13,282	12,249
Minority interest (income)	37,072	27,294
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(381,537)	19,956
(Increase)/Decrease in restricted cash	480,346	58,048
(Increase)/Decrease in enrollment fee receivable		-
(Increase)/Decrease in deposit and prepayment	(13,865)	13,439
(Increase)/Decrease in other receivable	(47,009)	(38,262)
Increase/(Decrease) in accounts payable	221,129	(627,278)
Increase/(Decrease) in claims payable	(926,530)	588,927
Increase/(Decrease) in other payable	142,677	(31,648)
Increase/(Decrease) in accrued expenses	(103,088)	12,904
Increase/(Decrease) in deferred income	(1,917)	5,417
Increase/(Decrease) in taxation	327,505	254,035
Net cash (used) / provided by operating activities	1,194,624	1,432,630

Investing Activities
Purchase of fixed assets	(8,528)	(58,583)
Net cash (used) by investing activities	(8,528)	(58,583)

Financing Activities
Repayment of bank overdraft	(43,292)	(1,713)
Loan from obligations under finance leases		9,954
Repayment of obligations under finance leases	(1,346)	-
Repayment of amount due to minority shareholder	(30,769)	(25,641)
Repayment of amount due to director	-	(74,359)
Net cash provided / (used) by financing activities	(75,407)	(91,759)

Increase in cash	1,110,689	1,282,288

Cash at beginning of period	3,113,513	1,621,146
Cash at end of period	$4,224,202	$2,903,434

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$2,726	$4,012
Income taxes	$-	$-

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at Sept 30, 2007, due to the relatively short-term nature of these instruments.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow as at Sept 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the nine months period ended Sept 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The Hong Kong Monetary Authority (HKMA), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1:HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during the first nine months of 2007 and 2006. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 3- CASH

Cash consist of the following:	Sept 30,
2007

Cash on hand	$6,684
Cash in Bank – Saving & Checking Accounts
China Construction Bank (Asia)	2,704,868
United Oversea Bank	7,319
Bank of China	5,331
Cash in Bank-Fixed Deposit
China Construction Bank (Asia)	1,500,000
$4,224,202

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

The effective period for USD 1,500,000 fixed deposit is 14 days from Sept 28, 2007 to Oct 12, 2007. The annual interest rate is 4.2%

Note 4- RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash. Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary. The restricted cash balance was $1,123,598 as of Sept 30, 2007.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 5- COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	Sept 30,
2007

Commissions receivable	$697,815
Less: allowances for doubtful accounts	84,675
$613,140

Note 6 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	Sept 30, 2007

Furniture and fixtures	$157,836
Office equipment	114,270
Leasehold improvements	86,452
358,558
Less: Accumulated depreciation	292,324
$66,234

Depreciation expense for the six months ended Sept 30, 2007 and 2006 was $13,282 and $12,249 respectively.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 7 - DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	Sept 30,
2007

Chiang Wei Heng Henry	$(128)
Chin Tsu- Kuang	(64)
$(192)

Note 8 - DUE TO DIRECTORS

Due to directors consist of the following:	Sept 30,
2007

Andrew Liu Fu Kang	$15,496

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 9- CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd. The related contractual obligations are summarized as follows:

	Sept 30 2007-2008	Sept 30 2008-2011	Total

Payment Due	$2,738	$6,847	$9,585
Less: Interest	718	676	1,394

Principle	$2,020	$6,171	$8,191

The term of the lease is 60 months with $228 as its monthly payment. The leased property was capitalized as office equipment in 2006 by the amount of the total principal, 10,739 and the related depreciation expense is 1,208 in first nine months of 2007. The principal due within one year is the current portion of long-term debt and classified as current liability.

Note 10- RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		9 months ended Sept 30,
		2007	2006
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$107,538	$83,308
HK Office Room 502B	Fortune Ocean Ltd	34,615	26,308
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		46,371	46,154
	First Pacific Development Ltd
Director (Andrew) quarter		15,000	15,000
		$203,294	$170,770

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 11- INCOME TAXES

The Company's effective tax rate for the nine months period ended Sept 30, 2007 and 2006 was 17.50%.

The provisions for income taxes for each of the two nine months periods ended Sept 30, 2007 and 2006 are summarized as follows:

Hong Kong only:	2007	2006

Current	$327,505	$254,036
Deferred	-	-
	$327,505	$254,036

Note 12 – OPERATION LEASE

Future minimum lease payments for operating leases for the 5 succeeding years consists of following:

	2007	2008-2011	Total
Suite 501 & 502A, Bank of America Tower, 12Harcourt Road, Hong Kong	35,769		35,769
Suite 502B, Bank of America Tower, 12Harcourt Road, Hong Kong	11,538		11,538
Flat 3,24/F., Block A, Viking Garden, 42 Hing Fat Street, Hong Kong	5,000		5,000
Room 706, Union Building Shanghai, No.100 yan An Road(East), Shanghai, PRC	8,267	49,602	57,869
Room 33, South Part, No. 173, Shanxi, Beilu, Shanghai, PRC	$15,385	$-	$15,385
House No. 12, Carmel Hill, No.12 Carmel Road, Hong Kong	29,231	58,461	87,692
	$105,190	$108,461	$213,253

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

Note 14 – SUBSEQUENT EVENTS

During October 2007, the Company issued 150,000 common shares to pay $50,000 of accrued professional fees for financial advisory services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPT 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPT 30, 2006.

Revenues for the three months ended Sept 30, 2007 were $1,202,881, as compared to revenues of $1,019,360 for the three month period ended Sept 30, 2006.  This increase of $183,521, or approximately 18%, was the result of greater commission income due to premium increases and consulting income.

Net income before tax and minority interest for the three months ended Sept 30, 2007 was $597,165 compared to $560,333 for the three-month period ended Sept 30, 2006.  The increase in pre-tax profit of $36,832, or approximately 6.6%,  was due to an increase in commission income during the three months ended Sept 30, 2007.

Operating expenses for the three months ended Sept 30, 2007 were $652,452 compared to $492,580 for the three month period ended Sept 30, 2006.  The increase of $159,872, or approximately 32%, was mainly due to increases in salary, travel expense, and rental expenses during the three months ended Sept 30, 2007

NINE MONTHS ENDED SEPT 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPT 30, 2006 .

Revenues for the nine months ended Sept 30, 2007 were $3,494,807, as compared to revenues of $2,683,534 for the nine month period ended Sept 30, 2006.  This increase of $811,273, or approximately 30%, was the result of greater commission income due to premium increases and consulting income.

Net income before tax and minority interest for the nine months ended Sept 30, 2007 was $1,811,136 compared to $1,418,879 for the nine-month period ended Sept 30, 2006.  The increase in pre-tax profit of $392,257, or approximately 27.6%, was due to an increase in commission income during the nine months ended Sept 30, 2007.

Operating expenses for the nine months ended Sept 30, 2007 were $1,801,103 compared to $1,339,515 for the nine month period ended Sept 30, 2006.  The increase of $461,588, or approximately 34.5%, was mainly due to increases in salary, travel expense, rental and other general and administrative expenses during the nine months ended Sept 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended Sept 30, 2007, cash provided by operating activities totaled $1,194,624. This was primarily due to net income during the period plus an increase in commission receivable, deposit and prepayment, and other receivables as well as a decrease in claims payable, accrued expenses and deferred income, partially offset by a decrease in restricted cash as well as an increase in accounts payable, other payable and income tax payable. For the nine months ended  Sept 30 2006, cash provided by operating activities totaled $1,432,630. This was mainly due to a net income plus an decrease in commission receivable, restricted cash and deposit and prepayment as well as a increase in claims payable, accrued expenses, deferred income and income tax payable, partially offset by an increase in other receivable as well as decrease in accounts payable and other payable.

For the nine-month period ended Sept 30, 2007, cash used in investing activities amounted to $8,528. The use of funds was for the purchases of office equipment. For the nine months ended

Sept 30, 2006, cash used in investing activities amounted to $58,583. The use of funds was for the purchases of office equipment

For the nine months ended Sept 30, 2007, cash used in financing activities amounted to $75,407, which was due to repayment of obligations under finance leases, bank overdraft fees and funds due to a minority shareholder.  For the nine months ended Sept 30, 2006, cash used in finance activities amounted to $91,759, which was due to loan from obligations under finance leases, repayment of bank overdraft, amount due to director and amount due to minority shareholder.

For the nine months ended Sept 30, 2007, the Company’s balance sheet reflects current and total assets of $6,176,270, and total liabilities of $1,739,234. The Company has bank and cash equivalents of approximately $4,224,202 as of Sept 30, 2007. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end, the Company had $19,311 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $213,253.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of Sept 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended Sept 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:  Nov 14, 2007

By: /s/ Yip Kam Ming, Chief Financial Officer

Date:  Nov 14, 2007

By: /s/ John Liu, Director

Date:  Nov 14, 2007