Form 10KSB
period 2007-12-31
ALCO, INC.
filed 2008-03-31
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ Yes  ☒  No

State issuer's revenue for its most recent fiscal year:  $4,564,790

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):  0

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,150,000 as of December 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

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

Transitional Small Business Disclosure Format (Check One):  Yes ☐ ; No ☒

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

ITEM 8A. CONTROLS AND PROCEDURES

33

ITEM 8B. OTHER INFORMATION

34

PART III

34

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT  34

DIRECTORS AND OFFICERS

34

BIOGRAPHICAL INFORMATION

35

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

36

ITEM 10. EXECUTIVE COMPENSATION

36

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

38

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

38

ITEM 13. EXHIBITS

38

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

39

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

ALCO

ALCO, Inc. (“ALCO,” “we,” “us,” the “Company”) was incorporated under the laws of the State of Nevada on June 7, 1999 under the name Sea Horse, Inc.  On September 20, 2004, we changed our name to Lotus Capital Corp.  On February 13, 2006, we changed our name to ALCO, Inc.

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

Andrew Liu & Company

ALCO is principally engaged in the marine insurance brokerage business though it’s wholly owned subsidiary, Andrew Liu & Company (“ALC”), which was formed in 1988 as an insurance brokerage firm specializing in marine hull protection and indemnity insurance.  ALC began operations in Hong Kong and moved into China in 1991.  ALC expanded its operations in South Korea in 1995.

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

While ALC deals directly with most of its clients, it also engages two sub-brokers in China.  Marisk Limited is an exclusive sub-broker in Shandong province and Jiangsu Oriental Navigators Insurance Brokers is the other sub-broker.  The percentages of business of ALC generated by the two sub-brokers are approximately 8.5% and 2.8%, respectively.  Andrew Liu & Company does not have any written agreements with these sub-brokers, and the relationship with them could be terminated at any time without cause.  However, Andrew Liu & Company could replace these sub-brokers, if needed, so it would not suffer a material adverse effect if the relationships were terminated.

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

During 2007, Andrew Liu & Company received $121,970 in commission income due to this agreement with the Strike Club.

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

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas.  As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, EduShip Asia is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP165 (approximately US$331), of which GBP135 (approximately US$271) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  EduShip Asia is responsible for paying the set up and maintenance for the center.

EduShip Asia Ltd. has limited assets and its operations to date have not been significant.  As of December 31, 2007, EduShip Asia had net assets of $(27,822) with a cash balance of $17,120, accounts receivable of $2,754, due to related parties of $38,902 and accounts payable of $8,140.

During the 2007 fiscal year, EduShip Asia received $5,196 from enrollment fees from this arrangement.  It spent approximately $12,625 setting up and maintaining the learning center.

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

Chang An Consultants has no formal agreement with CSC.  In 2007, about 4.67% of ALCO’s revenue was generated from Chang An Consultants.

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

(a)

To maintain paid up share capital or minimum net assets of HK$100,000

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

Historically, ALCO has had a customer retention rate of over 90% for the past three years.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2007, ALCO had over 200 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-brokers.

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

EMPLOYEES

At the time of this report, ALCO had 33 employees, including 24 in operations and 9 in general and administrative functions.  Thirty one employees are full time and two employees are part time.

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

ITEM 2. DESCRIPTION OF PROPERTY

ALCO rents its facilities from companies owned by the directors of ALCO.  As of December 31, 2007, ALCO leased approximately 5,020 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Central, Hong Kong	2,996 sq. ft	Headquarters

Shanghai, China	2,024 sq. ft	Office

The Hong Kong office is leased from Fortune Ocean Ltd., whose directors and shareholders are Andrew Liu, John Liu, and Madam Yap.  Starting from December 2007, another flat at the existing building of the Hong Kong Office is leased from a third party for office expansion.  Before September 2007, the Shanghai office was leased from Fortune Ocean Ltd.  In September 2007, the lease was ceased and another office in Shanghai is leased from a third party.  ALCO’s current total monthly rental payment is approximately US$21,783.  We intend to renew both of these leases upon their expiration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Our shares are approved for trading on the OTC Bulletin Board under the symbol ALCQ, but there has been no trading activity in the shares and no trading market has been established.  There is no assurance as to when, or whether, an active trading market in our shares will be established.

None of ALCO’s common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock.  ALCO filed a registration statement on Form SB-2 to register a total of 500,000 shares for resale on behalf of certain selling shareholders.  The registration statement was declared effective on November 13, 2006.  Other than the 500,000 shares registered for resale on behalf of certain selling shareholders,  there are no common equities of ALCO that are being, or have been proposed to be, publicly offered by ALCO, the offering of which could have a material effect on the market price of its common stock.

As of December 31, 2007, ALCO had 10,150,000 shares of common stock issued and outstanding.  The shares are held by 40 stockholders of record.

ALCO currently has no securities authorized for issuance under any equity compensation plans.  ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward-looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

PLAN OF OPERATIONS

Our plan for 2008 is mainly the continuation of the plan for 2007.  The plan includes both expansion and improvement of our efficiency and cost competitiveness.  This includes the formation of branch offices in other cities in China.  These branches will rent office space in existing buildings.  We will determine how many offices to open based upon how much working capital we have at the time when we begin to open new offices.  Management will determine in which cities we will form branch offices.  We believe that this will greatly enhance the level of service that we provide to our customers in China and further expand our market share in the marine insurance business.  Both the extent to which we are able to implement this plan of operations and the timing of its implementation will depend, largely, on the availability of working capital, which we may not have or be able to raise.  Because there is no assurance that working capital will be available to us, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

We do not plan to hire additional employees in the next twelve months.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Revenue: Revenue for the year ended December 31, 2007 was $4,564,790 as compared to $3,746,830 for the same period in 2006.  The increase of $817,960 or approximately 22% was mainly due to a substantial increase of commission income and consulting income from the existing clients.  Commission income is based on a percentage premium paid by the insured.  Because of increase of insurance call and premium rates in the market, commission income increased by 17%.  Also, starting in late 2006, we charge clients for consultancy service fee.  The increase of consulting income by 432% from 2006 to 2007 was mainly due to this reason.

Net Income before tax and minority interest: Net income before tax and minority interest for the year ended December 31, 2007 was $1,989,887 compared to $1,860,799 for the whole year of 2006.  The increase in the profit from operations was primarily due to an increase business income during the year.

Operating expenses: Total operating expenses were $2,805,196 for year ended December 31, 2007, as compared to $1,988,597 for the same period in 2006.  The increase of $816,599 or 41% was mainly due to increase of staff cost which was related to revenue growth and the bad debt expenses which was related to increase of provision for long outstanding debt.  In addition, travel expenses, rents and other general and administrative increased by a range from 21% to 38% in 2007 as compared to 2006.  The increase was mainly due to revenue growth, and general price inflation and rise of property rental market both in Hong Kong and China.  We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a reporting company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, commission receivable was $277,130 as compared to $231,602 for the same period in 2006.  As of December 31, 2007, trade accounts payable and claims payable were $278,222 and $90,332, respectively, as compared to December 31, 2006 balances of $513,745 and $1,301,587.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and claimants in relation to the year end.

For the year ended December 31, 2007, cash provided by operating activities totaled $1,322,756 compared to $1,645,268 for the fiscal year ended December 31, 2006.  The receipt of funds was primarily due to net income for the year plus an increase in commissions receivable, enrolment fee receivable, deposit and prepayment, other payable as well as decrease in restricted cash, other receivables, accounts payable, claims payable, accrued expenses, deferred income and income taxes payable.

For the year ended December 31, 2007, cash used in investing activities amounted to $18,816, compared to $59,828 for the fiscal year ended December 31, 2006.  The use of funds was for the purchase of office equipment.

For the year ended December 31, 2007, cash used by financing activities amounted to $76,438, compared to $93,073 for the fiscal year ended December 31, 2006.  The decrease was due to the loan from minority shareholders partially offset by a decrease in dividends paid to minority shareholders as well as repayment of bank overdraft, obligations under finance leases and amount due to director.

For the year ended December 31, 2007, the Group’s balance sheet reflects total current assets of $4,620,899, and total current liabilities of $626,930.  The Company has bank and cash equivalents of approximately $4,341,015 as at December 31, 2007.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year end, the Company had $57,958 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $130,629.

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

Currency

ALCO uses the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during 2007, 2006, 2005, 2004, 2003 and 2002.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", these deferred taxes are measured by applying currently enacted tax laws.

ITEM 7. FINANCIAL STATEMENTS

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2007

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

16

CONSOLIDATED BALANCE SHEET

17

CONSOLIDATED STATEMENTS OF OPERATIONS

18

CONSOLIDATED STATEMENTS OF CASH FLOWS

19

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

20

NOTES TO FINANCIAL STATEMENTS

21

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALCO, Inc.

We have audited the accompanying consolidated balance sheet of ALCO, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two years ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. at December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the two years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kempisty & Company

Kempisty & Company

Certified Public Accountants PC

New York, New York

March 7, 2007

ALCO, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
ASSETS	2007	2006
Current Assets:
Cash and cash equivalents (Note 3)	$4,341,015	$3,113,513
Commissions receivable, net (Note 5)	277,130	231,602
Enrolment fee receivable	2,754	-
Total current assets	4,620,899	3,345,115

Property, plant and equipment, net (Note 6)	71,237	70,989

Other assets
Deposit and prepayments	84,637	56,129
Restricted Cash (Note 4)	486,217	1,603,944
Other receivable	24,675	32,094
Total other assets	595,529	1,692,167

Total Assets	$5,287,665	$5,108,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$-	$43,292
Trade accounts payable	278,222	513,745
Claim payable	90,332	1,301,587
Other payable	132,720	495
Accrued expenses	46,882	156,588
Deferred Revenue	-	1,917
Due to directors (Note 9)	41,946	15,496
Due to Minority shareholders (Note 8)	40,833	30,577
Income tax payable	20,910	31,845
Current portion of obligation from Hire Purchase lease (Note 10)	2,085	1,827
Total Current Liabilities	626,930	2,097,369

Long term portion of obligation from hire purchases lease (Note 10)	5,626	7,710

Minority interest	12,572	12,713

Commitments and contingencies (Note 15)	-	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding as of December 31, 2007 (Note 14)	10,150	10,000
Additional Paid-in capital	60,363	10,513
Retained earnings	4,572,024	2,969,966
Stockholders' Equity	4,642,537	2,990,479
Total Liabilities and Stockholders' Equity	$5,287,665	$5,108,271

See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

Revenues
Commission income	$4,302,725	$3,671,229
Consulting income	247,921	46,602
Website advertising	10,917	26,083
Enrollment fee income	3,227	2,916
Total revenues	4,564,790	3,746,830

Operating Expenses
Salaries	1,317,347	942,308
Travel expenses	309,048	224,552
Rents	468,307	387,717
Bad debt expenses	199,375	20,882
Depreciation	18,568	16,472
Exchange loss(gain)	3,536	10,034
Other general and administrative	489,015	386,632
Total Operating Expenses	2,805,196	1,988,597

Income (Loss) from Operations	1,759,594	1,758,233

Other Income (Expense)
Interest income	123,730	77,835
Other	109,492	30,190
Interest expense	(2,929)	(5,459)
Total Other Income	230,293	102,566

Income (Loss) before provision
for Income Taxes and Minority Interest	1,989,887	1,860,799

Provision for Income Taxes	346,944	326,033

Income (loss) before Minority Interest	1,642,943	1,534,766

Minority Interest	(40,885)	(35,790)

Net Income (Loss)	$1,602,058	$1,498,976

Basic and Fully Diluted Earnings per Share	$0.16	$0.15

Weighted average shares outstanding	10,028,767	10,000,000

See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2007	2006
Operating Activities
Net income	$1,602,058	$1,498,976
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	18,568	16,472
Issuance of shares for finance service	50,000	-
Minority interest (income)	40,885	35,790
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(45,526)	(92,282)
(Increase)/Decrease in restricted cash	1,117,727	(255,034)
(Increase)/Decrease in enrolment fee receivable	(2,754)	-
(Increase)/Decrease in deposit and prepayment	(28,508)	13,439
(Increase)/Decrease in other receivable	7,417	(30,225)
Increase/(Decrease) in accounts payable	(235,524)	(289,662)
Increase/(Decrease) in claims payable	(1,211,254)	766,951
Increase/(Decrease) in other payable	132,225	(31,153)
Increase/(Decrease) in accrued expenses	(109,706)	115,818
Increase/(Decrease) in deferred income	(1,917)	1,917
Increase/(Decrease) in taxation	(10,935)	(105,739)
Net cash provided by operating activities	1,322,756	1,645,268

Investing Activities
Purchase of fixed assets	(18,816)	(59,828)
Net cash (used) by investing activities	(18,816)	(59,828)

Financing Activities
Repayment of bank overdraft	(43,292)	(2,610)
Dividend paid to minority shareholders	(41,026)	(30,769)
Repayment of obligations under finance leases	(1,827)	-
Loan from obligations under finance leases	-	9,537
Repayment of amount due to minority shareholders	-	5,128
Loan of amount due to minority shareholders	10,256	-
Repayment of amount due to director	(549)	(74,359)
Net cash provided (used) by financing activities	(76,438)	(93,073)

Increase in cash	1,227,502	1,492,367

Cash at beginning of period	3,113,513	1,621,146
Cash at end of period	$4,341,015	$3,113,513

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$2,929	$5,459
Income taxes	$357,878	$431,773

See Notes to Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances at December 31, 2005	10,000,000	$10,000	$10,513	$1,470,990	-	$1,491,503

Net income	-	-	-	1,498,976	-	1,498,976

Balances at December 31, 2006	10,000,000	$10,000	$10,513	$2,969,966	$-	$2,990,479

Common stock issued for acquisition of corporate finance service	150,000	150	49,850			50,000

Net income				1,602,058		1,602,058

Balances at December 31, 2007	10,150,000	$10,150	$60,363	$4,572,024	$-	$4,642,537

See Notes to Financial Statements

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND OPERATIONS

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

AL Marine is the 100% owner of Andrew Liu and Co., Ltd., a corporation principally engaged in the business of marine insurance brokerage in Asia.  AL Marine owns 60% of Chang An Consultants Ltd., a joint venture with China Changjiang National Shipping Corporation (“CSC Group”) that serves as a vehicle for the provision of marine insurance brokerage and other marine business services by AL Marine.  AL Marine owns 85% of EdushipAsia Ltd.  In 2005 and 2004, EdushipAsia Ltd was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) (“ICS”) to set up ICS’s first distant learning centre in Shanghai, PRC.

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND OPERATIONS (continued)

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

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 17.5% in 2007 and 2006.

The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2007, due to the relatively short-term nature of these instruments.

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2007 and 2006.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of this Statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007.  The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R).  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

Note 3 – CASH

	December 31,	December 31,
Cash consist of the following:	2007	2006

Cash on hand	$6,436	$2,559
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	1,816,445	3,105,546
United Overseas Bank	5,459	-
Bank of China	5,331	5,408
Cash in bank - Fixed Deposit	2,507,344	-
	$4,341,015	$3,113,513

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

Note 4 – RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance was $486,217 and $1,603,944 as of December 31, 2007 and 2006 respectively.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 – COMMISSIONS RECEIVABLE

	December 31,	December 31,
Commissions receivable consist of the following:	2007	2006

Commissions receivable	$490,651	$319,889
Less: allowances for doubtful accounts	213,521	88,287
	$277,130	$231,602

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	December 31,	December 31,
	2007	2006

Furniture and fixtures	$157,836	$155,065
Office equipment	117,533	108,514
Leasehold improvements	93,255	86,452
	368,624	350,031
Less: Accumulated depreciation	297,387	279,042
	$71,237	$70,989

Depreciation expense for the years ended December 31, 2007 and 2006 was $18,568 and $16,472 respectively.

Note 7 – BANK OVER DRAFT

The Company established a bank over draft of $46,154 credit line with United Overseas Bank.  The interest rate is subject to change from time to time based on changes in an index which is the rate announced from time to time by United Overseas Bank as its Prime Rate.  The bank over draft is pledged of GBP23,000 (approximately US$46,101) fixed deposit in the name of 3rd parties.  On December 31, 2007, the balance of bank over draft was $0.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 – DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	December 31,	December 31,
	2007	2006

CSC Enterprises Development (HK) Co Ltd	$41,025	$30,769
Chiang Wei Heng Henry	(128)	(128)
Chin Tsu- Kuang	(64)	(64)
	$40,833	$30,577

Note 9 – DUE TO DIRECTORS

Due to directors consist of the following:	December 31,	December 31,
	2007	2006

Andrew Liu Fu Kang	$14,946	$15,496

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The related contractual obligations are summarized as follows:

	2006	2007	2008	2009 - 2011	Total

Payment Due	$2,054	$2,738	$2,738	$6,162	$13,692
Less: Interest	852	911	654	536	2,953

Principle	$1,202	$1,827	$2,084	$5,626	$10,739

The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense is $1,611 and $1,342 in 2007 and 2006 respectively.  The principal due within one year is the current portion of long term debt and classified as current liability.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,
		2007	2006
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$143,077	$111,077
HK Office Room 502B	Fortune Ocean Ltd	46,154	35,077
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		51,282	61,538
Director (Andrew) quarter	First Pacific Development Ltd
		20,000	20,000
		$260,513	$227,692

Note 12 – INCOME TAXES

The Company's effective tax rate for the years ended December 31, 2007 and 2006 was 17.50%.

The provisions for income taxes for each of the two years ended December 31, 2007 and 2006 are summarized as follows:

Hong Kong only:	2007	2006

Current	$346,944	$326,033
Deferred	-	-
	$346,944	$326,033

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2008	2009	Total

Carmel Hill, Hong Kong	$58,462	$-	$58,462
Room 1618A, Bank of America Tower, Hong Kong	38,163	34,983	73,146
Union Building, Shanghai, China	34,005	17,002	51,007
	$130,629	$51,985	$182,614

Note 14 – COMMON STOCK

During the year ended December, 2007, the Company issued 150,000 shares of common stock in reliance upon exemptions from registration under the Securities Act of 1933.  The shares were issued to the Brean Murray, Carret & Co. on or about October 23, 2007, for total consideration of $50,000, or $0.33 per share.  The consideration was made for payment of services valued at $50,000 in conjunction with developing with the Company a program to introduce the Company to institutional investors, providing general financial advice and undertaking specific investment banking transactions and/or advisory assignment.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance for the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations (further discussed in next paragraphs below), internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework was used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	48	President and Chairman of the Board	2005

John Liu Shou Kang	50	Director	2005
Colman Au Kwok Wai	42	Chief Financial Officer, Secretary	2008

BIOGRAPHICAL INFORMATION

Mr. Andrew Liu Fu Kang, is the founder and Chairman of AL Marine and has been the Chairman and Chief Executive Officer of the Company since December 9, 2005.  He is responsible for the overall management, development, and strategic planning of AL Marine.  He also oversees certain key client accounts and is frequently consulted on insurance claims of a more complex nature.  Before establishing AL Marine, he worked for Richard Hogg International Adjusters in London and Stevens Elmslie & Co. in Hong Kong for a total of 6 years handling all aspects of shipowners’ rights under the hull policy and vis-a-vis third parties, such as general average and salvage, legal defense work and arbitrations.  He was awarded an honors degree in Naval Architecture & Shipbuilding from the University of Newcastle Upon Tyne, U.K, a Master’s degree in Marine Law from Cardiff University, U.K and a Diploma in International Trade Law from the City of London Polytechnic.  He passed the Common Professional Exams in Law from Manchester Polytechnic.  He is a member of the Chartered Insurance Institute and the Chartered Institute of Shipbrokers.  He is the brother of John Liu Shou Kang.

Mr. John Liu Shou Kang is a Director of AL Marine and has been a Director and Vice President of the Company since December 9, 2005.  He is responsible for the overall management of AL Marine, in particular, human resources and operational activities.  Prior to joining AL Marine in 1990, he worked in Sembawang Shipyard, Singapore for 2 years and was in charge of the supervision of all aspects of ship repairs including, design, conversion and costing.  He later worked in Sembawang Shipping Co., Singapore for another 4 years as manager in charge of operations including charter parties, litigation and Hull and P&I claims.  He was awarded an honors degree in Naval Architecture & Shipbuilding from the University of Newcastle Upon Tyne, U.K and a Masters degree in International Shipping from Plymouth University, U.K.  He is the brother of Andrew Liu Fu Kang.

Mr. Yip Kam Ming was the Financial Controller of AL Marine and was the Chief Financial Officer and Secretary of the Company.  He tendered his resignation as Chief Financial Officer and Secretary of the Company, effective as of January 14, 2008.

Mr. Colman Au Kwok Wai is the newly appointed on January 7, 2008 as Financial Controller of AL Marine and the Chief Financial Officer and Secretary of the Company.  He has worked for an accounting firm and a number of listed companies and multi-national corporations in Hong Kong and China and has over 15 years' experience in internal auditing, statutory auditing and accounting.  From September 2002 to November 2004, he was the Internal Audit Manager of Huawei Technology Co., Ltd, a China based multi-national corporation specializing in development, production and sales of communication equipment and solutions for telecom carriers, where he was responsible for performing risk assessments, preparing audit plans and conducing audit reviews on the operations of Huawei in China, Hong Kong and overseas.  From

November 2004 to January 2008, he was the Senior Internal Audit Manager of Esquel Enterprises Limited, a Hong Kong based multi-national corporation with production facilities in China, Hong Kong and overseas producing premium cotton shirts for high-end brand names, where he was responsible for overseeing the internal audit function of the operations of Esquel in China and Hong Kong.  He obtained a Bachelor of Commerce degree in Accounting from the Curtin University of Technology in 1999 and a Master degree in Professional Accounting from the Hong Kong Polytechnic University in 2002.  He is a fellow member of the Association of Chartered Certified Accountants, a member of Hong Kong Institute of Certified Public Accountants, a certified information system auditor (“CISA”) of the Information Systems Audit and Control Association and a certified internal auditor (“CIA”) of the Institute of Internal Auditors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2004, 2005, 2006 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Andrew Liu, CEO	2004	$4,482	--	--	--	--	--	$333,938 (1)	$338,420
	2005	$64,561	--	--	--	--	--	$10,356 (2)	$74,917
	2006	$151,474	$53,689	--	--	--	--	$21,538 (3)	$226,701
	2007	$169,488	$39,103	--	--	--	--	$52,099 (6)	$260,690

Yip Kam Ming, ex-CFO	2004	--	--	--	--	--	--	--	--
	2005	$17,270	--	--	--	--	--	$385 (4)	$17,655
	2006	$66,848	$8,333	--	--	--	--	$17,333 (5)	$92,514
	2007	$75,692	$6,564	--	--	--	--	$18,153 (7)	$100,409

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

(6)

Includes expense reimbursement of $50,561 and Mandatory Provident Fund contributions of $1,538.

(7)

Includes expense reimbursement of $16,615 and Mandatory Provident Fund contributions of $1,538.

The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong.  Most employees and employers are required to contribute monthly to schemes provided by government approved private organizations.  Contributions are based on a percentage of an employee’s salaries.  The contribution vests fully with the employee immediately upon payment into the scheme.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2007.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	--	--	--	--	--	--	$260,690
John Liu	$96,884	--	--	--	--	$54,867 (1)	$151,751

(1)

Includes expense reimbursement of $53,329 and Mandatory Provident Fund contributions of $1,538

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

Name	No. of shares	Percent of Class
Andrew Liu, President and Chairman (1) Flat 3, 24/F., Blk A, Viking Garden 42 Hing Fat Street, Hong Kong	6,203,668	61.12%
John Liu, Director (1) House No. 12, Carmel Hill, Stanley, Hong Kong	2,553,935	25.16%
Yip Kam Ming, ex-Chief Financial Officer, Secretary Flat 9C, Orchid Court, New Town Plaza III, Shatin, New Territories, Hong Kong	0	0%
Colman Au, Chief Financial Officer, Secretary (1) Room 1618A, Bank of America Tower 12 Harcourt Road, Central, Hong Kong	0	0%
All Officers and Directors as a group (3 in number)	8,757,603	86.28%

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

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Kempisty & Co, CPA for audit of the Company’s annual financial statements were $34,800 and $38,500 for the fiscal year ended December 31, 2006 and December 31, 2007 respectively.  The aggregate fees billed by Kempisty & Co, CPA for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $10,500.

(2) Kempisty & Co, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2007.

Tax Fees

(3) The aggregate fees accrued but not yet billed by Kempisty & Co, CPA for tax compliance, tax advice and tax planning were $2,000 for the fiscal year ended December 31, 2007.

All Other Fees

(4) Kempisty & Co, CPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2007

Audit Committee’s Pre-approval policies and procedures

(5) ALCO, which is not yet publicly traded, does not have an audit committee.  The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2008.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:  March 29, 2008

By: /s/ Colman Au, Chief Financial Officer

Date:  March 29, 2008

By: /s/ John Liu, Director

Date:  March 29, 2008