Form 10KSB/A
period 2007-12-31
ALCO, INC.
filed 2008-04-01
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

37

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

38

ITEM 13. EXHIBITS

38

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

39

EXPLANATORY NOTE – This report on Form 10KSB/A is being filed solely for the purpose of correcting the name on Exhibit 31.1 which was filed with the original report on Form 10KSB.

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

EduShip Asia Ltd. has limited assets and its operations to date have not been significant.  As of December 31, 2007, EduShip Asia had net assets of $(27,822) with a cash balance of $17,120, accounts receivable of $2,754 and accounts payable of $8,140.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Our shares are approved for trading on the OTC Bulletin Board until the symbol ALCQ, but there has been no trading activity in the shares and no trading market has been established.  There is no assurance as to when, or whether, an active trading market in our shares will be established.

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

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALCO, Inc.

We have audited the accompanying consolidated balance sheet of ALCO, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. at December 31, 2007, and the results of its operations and cash flows for each of the years in the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kempisty & Company

Kempisty & Company

Certified Public Accountants PC

New York, New York

March 7, 2007

ALCO, INC

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

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

Revenues
Commission income	$4,302,725	$3,671,229
Consulting income	247,921	46,602
Website advertising	10,917	26,083
Enrollment fee income	3,227	2,916
Total revenues	4,564,790	3,746,830

Operating Expenses
Salaries	1,317,347	942,308
Travel expenses	309,048	224,552
Rents	468,307	387,717
Bad debt expenses	199,375	20,882
Depreciation	18,568	16,472
Exchange loss(gain)	3,536	10,034
Other general and administrative	489,015	386,632
Total Operating Expenses	2,805,196	1,988,597

Income (Loss) from Operations	1,759,594	1,758,233

Other Income (Expense)
Interest income	123,730	77,835
Other	109,492	30,190
Interest expense	(2,929)	(5,127)
Total Other Income	230,293	102,566

Income (Loss) before provision
for Income Taxes and Minority Interest	1,989,887	1,860,799

Provision for Income Taxes	346,944	326,033

Income (loss) before Minority Interest	1,642,943	1,534,766

Minority Interest	(40,885)	(35,790)

Net Income (Loss)	$1,602,058	$1,498,976

Basic and Fully Diluted Earnings per Share	$0.16	$0.15

Weighted average shares outstanding	10,028,767	10,000,000

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 – COMMISSIONS RECEIVABLE

	December 31,	December 31,
Commissions receivable consist of the following:	2007	2006

Commissions receivable	$490.651	$319,889
Less: allowances for doubtful accounts	213,521	88,287
	$277,130	$231,602

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	December 31,	December 31,
	2007	2006

Furniture and fixtures	$157,836	$155,065
Office equipment	117,533	108,514
Leasehold improvements	93,255	86,452
	368,624	350,031
Less: Accumulated depreciation	297,387	279,042
	$71,237	$70,989

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,
		2007	2006
Location	Landlord

HK Office Room 501 and 502A	Fortune Ocean Ltd	$143,077	$111.077
HK Office Room 502B	Fortune Ocean Ltd	46,154	35,077
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang
		51,282	61,538
Director (Andrew) quarter	First Pacific Development Ltd
		20,000	20,000
		$260,513	$227,692

Note 12 – INCOME TAXES

The Company's effective tax rate for the years ended December 31, 2007 and 2006 was 17.50%.

The provisions for income taxes for each of the two years ended December 31, 2007 and 2006 are summarized as follows:

Hong Kong only:	2007	2006

Current	$346,944	$326,033
Deferred	-	-
	$346,944	$326,033

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

All Other Fees

(4) Kempisty & Co, CPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2007.

Audit Committee’s Pre-approval policies and procedures

(5) ALCO, which is not yet publicly traded, does not have an audit committee.  The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2008.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:  April 1, 2008

By: /s/ Colman Au, Chief Financial Officer

Date:  April 1, 2008

By: /s/ John Liu, Director

Date:  April 1, 2008