Form 10-Q
period 2008-03-31
ALCO, INC.
filed 2008-05-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 0-51105

ALCO, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3644700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 501, Bank of America Tower 12 Harcourt Road, Central Hong Kong
(Address of principal executive offices)

852-2521-0373
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2008, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007

3

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

3

Consolidated Statements of Cash flows for the three months ended March 31, 2008 and 2007

3

Notes to Financial Statements

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3

ITEM 4(T). CONTROLS AND PROCEDURES

3

PART II - OTHER INFORMATION

3

ITEM 1. LEGAL PROCEEDINGS

3

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

3

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

3

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

3

ITEM 5. OTHER INFORMATION

3

ITEM 6. EXHIBITS

3

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2007.

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

ALCO, INC

CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$4,874,037	$4,341,015
Commissions receivable, net (Note 5)	512,680	277,130
Enrolment fee receivable	958	2,754
Total current assets	5,387,675	4,620,899

Property, plant and equipment, net (Note 6)	119,545	71,237

Other assets
Deposit and prepayments	85,057	84,637
Restricted Cash (Note 4)	1,298,553	486,217
Other receivable	91,864	24,675
Total other assets	1,475,474	595,529

Total Assets	$6,982,694	$5,287,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$-	$-
Trade accounts payable	738,775	278,222
Claim payable	194,126	90,332
Other payable	690,053	132,720
Accrued expenses	45,333	46,882
Due to directors (Note 9)	14,870	14,946
Due to Minority shareholders (Note 8)	40,833	40,833
Income tax payable	118,772	20,910
Current portion of obligation from Hire Purchase lease (Note 10)	2,149	2,085
Total Current Liabilities	1,844,911	626,930

Long term portion of obligation from hire purchases lease (Note 10)	5,064	5,626

Minority interest	23,121	12,572

Commitments and contingencies (Note 15)	-	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding as of March 31, 2008 (Note 14)	10,150	10,150
Additional Paid-in capital	60,363	60,363
Retained earnings	5,039,085	4,572,024
Stockholders' Equity	5,109,598	4,642,537

Total Liabilities and Stockholders' Equity	$6,982,694	$5,287,665

See Notes to Financial Statements

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Revenues
Commission income	$1,151,716	$1,049,026
Consulting income	42,417	87,348
Website advertising	-	10,917
Enrollment fee income	430	351
Total revenues	1,194,563	1,147,642

Operating Expenses
Salaries	332,026	252,507
Travel expenses	62,826	59,924
Rents	116,306	113,390
Bad debt expenses	12,507	-
Depreciation	7,017	4,182
Exchange loss (gain)	588	193
Other general and administrative	115,301	85,152
Total Operating Expenses	646,571	515,348

Income (Loss) from Operations	547,992	632,294

Other Income (Expense)
Interest income	24,915	24,641
Other Income	2,754	14,125
Interest expense	(189)	(1,375)
Total operating expenses	27,480	37,391

Income (Loss) before provision
for Income Taxes and Minority Interest	575,472	669,685

Provision for Income Taxes	97,862	113,315

Income (loss) before Minority Interest	477,610	556,370

Minority Interest	(10,549)	(9,535)

Net Income (Loss)	$467,061	$546,835

Basic and Fully Diluted Earnings per Share	$0.05	$0.05

Weighted average shares outstanding	10,150,000	10,000,000

See Notes to Financial Statements

Consolidated Statements of Cash flows for the three months ended March 31, 2008 and 2007

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income	$467,061	$546,835
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	7,017	4,182
Minority interest (income)	10,549	9,535
Fixed asset written off	63	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(235,550)	(49,104)
(Increase)/Decrease in restricted cash	(812,336)	(622,026)
(Increase)/Decrease in enrolment fee receivable	1,796	-
(Increase)/Decrease in deposit and prepayment	(420)	-
(Increase)/Decrease in other receivable	(67,189)	(159,754)
Increase/(Decrease) in accounts payable	460,553	436,363
Increase/(Decrease) in claims payable	103,794	(256,026)
Increase/(Decrease) in other payable	557,333	96,132
Increase/(Decrease) in accrued expenses	(1,549)	(120,448)
Increase/(Decrease) in deferred income	-	(1,917)
Increase/(Decrease) in income tax payable	97,862	113,315
Net cash (used) / provided by operating activities	588,984	(2,913)

Investing Activities
Purchase of fixed assets	(55,389)	(3,031)
Net cash (used) by investing activities	(55,389)	(3,031)

Financing Activities
Overdraft from bank	-	3,111
Repayment of obligations under finance leases	(497)	(433)
Repayment of amount due to director	(76)	-
Net cash provided / (used) by financing activities	(573)	2,678

Increase in cash	533,022	(3,266)

Cash at beginning of period	4,341,015	3,113,513
Cash at end of period	$4,874,037	$3,110,247

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$189	$1,375
Income taxes	$-	$-

See Notes to Financial Statements

ALCO, INC.

Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 1 – ORGANIZATION AND OPERATIONS

Description of Business

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

■

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost; and

■

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 17.5% in 2008 and 2007.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2008, due to the relatively short-term nature of these instruments.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow as at March 31, 2008, and 2007, have been included.  Readers of these financial statements should note that the interim results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The Company rents office space in Hong Kong and quarter in Shanghai from a company owned by directors of the Company.

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

Note 3 – CASH

Cash consists of the following:	March 31,	December 31,
	2008	2007

Cash on hand	$6,462	$6,436
Cash in Bank – Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,343,166	1,816,445
Bank of China	5,254	5,331
United Overseas Bank	3,734	5,459
Cash in bank – Fixed Deposit	2,515,421	2,507,344
	$4,874,037	$4,341,015

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 4 – RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.  When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance was $1,298,553 as of March 31, 2008.

Note 5 – COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	March 31, 2008	December 31, 2007

Commissions receivable	$694,309	$490,651
Less: allowances for doubtful accounts	181,629	213,521
	$512,680	$277,130

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	March 31, 2008	December 31, 2007

Furniture and fixtures	$164,109	$157,836
Office equipment	120,268	117,533
Leasehold improvements	97,595	93,255
Motor vehicle	41,787	-
	423,759	368,624
Less: Accumulated depreciation	304,214	297,387
	$119,545	$71,237

Depreciation expense for the 3 months ended March 31, 2008 and 2007 was $7,017 and $4,182 respectively.

Note 7 – BANK OVER DRAFT

The Company established a bank over draft of $46,154 credit line with United Overseas Bank.  The interest rate is subject to change from time to time based on changes in an index which is the rate announced from time to time by United Overseas Bank as its Prime Rate.  The bank over draft is pledged of GBP23,000 (approximately US$46,101) fixed deposit in the name of 3rd parties.  On March 31, 2008, the balance of bank over draft was $0.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	March 31,	December 31,
	2008	2007

CSC Enterprises Development (HK) Co Ltd	$41,025	$41,025
Chiang Wei Heng Henry	(128)	(128)
Chin Tsu- Kuang	(64)	(64)
	$40,833	$40,833

Note 9 – DUE TO DIRECTORS

Due to directors consist of the following:	March 31,	December 31,
	2008	2007

Andrew Liu Fu Kang	$14,870	$14,946

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense is $403 in the first three months of 2008 and 2007.  The principal due within one year is the current portion of long term debt and classified as current liability.

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following for the three months ended:

		March 31,
Location	Landlord	2008	2007

HK Office Room 501 and 502A	Fortune Ocean Ltd	$35,769	$35,769
HK Office Room 502B	Fortune Ocean Ltd	11,538	11,538
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang	7,692	15,385

Director (Andrew) quarter	First Pacific Development Ltd	5,000	5,000

		$59,999	$67,692

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 12 – INCOME TAXES

The Company's effective tax rate for the three month period ended March 31, 2008 and 2007 was 17.50%.  The provisions for income taxes for the three month periods ended March 31, 2008 and 2007 are summarized as follows:

Hong Kong only:	2008	2007

Current	$97,862	$113,315
Deferred	-	-
	$97,862	$113,315

Note 13 – COMMON STOCK

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10Q and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

Revenues for the three months ending March 31, 2008 were $1,194,563, as compared to revenues of $1,147,642 for the three month period ended March 31, 2007.  This increase of $46,921 or approximately 4% was mainly due to an increase of commission income from the existing clients partially offset by a decrease of consulting income and website advertising.  Commission income for the first quarter of 2008 was $1,151,716 as compared to $1,049,026 for the first quarter of 2007.  The increase of commission income $102,690 or approximately 10% was mainly due to increases in

insurance premium rates paid by customers to insurers.   Consulting income for the first quarter of 2008 was $42,417 compared to $87,348 for the comparable quarter of 2007.  The decrease was mainly due to the fact that fees for certain consulting services performed during the quarter had not yet been charged to customers.

Net income before tax and minority interest for the three months ending March 31, 2008 was $575,472 compared to $669,685 for the three month period ended March 31, 2007.  The decrease in pre-tax profit of $94,213 or approximately 14% was mainly due to an increase in operating expenses during the three months ended March 31, 2008.

Operating expenses for the three months ending March 31, 2008 were $646,571 compared to $515,348 for the three month period ended March 31, 2007.  The increase of $131,223 or approximately 25% was mainly due to increases in salary, travel expenses, rent, bad debt expenses, depreciation, and other general and administrative expenses during the three months ended March 31, 2008.  Reasons for the increase of operating expenses for the major items are as follows:

■

Salaries – increased $79,519 or 31%, from $252,507 during the first quarter of 2007 to $332,026 during the quarter of 2008.  The increase was due to increases in the number of employees and increases in pay rates.

■

Travel – increased $2,902 or 5%, from $59,924 for the first quarter of 2007 to $62,826 for the quarter of 2008.  The increase was due to revenue growth and general price inflation.

■

Bad debt expenses – increased to $12,507 for the first quarter of 2008 as compared to $0 for the first quarter of 2007.  The increase was due to an increase of doubtful debts during the first quarter of 2008.

■

Depreciation – increased $2,835 or 68%, from $4,182 during the first quarter of 2007 to $7,017 during the first quarter of 2008.  The increase was primarily due to the addition of fixed assets during the first three months of 2008.

■

Other general and administrative expenses – increased $30,149 or 35%, from $85,152 during the first quarter of 2007 to $115,301 during the first quarter of 2008.  This increase was associated with building management, storage, legal & professional, staff medical and mandatory provident fund contribution, motor vehicle, staff training and communication costs.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, cash provided by operating activities totaled $588,984.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, deposit and prepayment, other receivable, accounts payable, claims payable, other payable and taxation, partially offset by a decrease in enrolment fee receivable and accrued expenses.  For the three months ended March 31, 2007, cash used by operating activities totaled $2,913.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, and other receivables as well as a decrease in claims payable, accrued expenses and deferred income, partially offset by an increase in accounts payable, other payable and income tax payable.  Net cash provided by operating activities for the three months ended March 31, 2008 was $588,984, as compared to ($2,913) in the comparable 2007 quarter.  The increase of net cash flow was mainly due to the improvement of working capital (current assets minus current liabilities) in 2008.  For the three months ended March 31, 2008, working capital was $3,542,764.  It increased by $2,519,773 or 246% as compared to $1,022,991 for the three months ended March 31, 2007.

For the three months ended March 31, 2008, cash used in investing activities amounted to $55,389.  The use of funds was for the purchases of furniture and fittings, leasehold improvement, motor vehicles and office equipment.  For the three months ended March 31, 2007, cash used in investing activities amounted to $3,031.  The use of funds was for the purchases of office equipment.

For the three months ended March 31, 2008, cash used in finance activities totaled $573 which was due to repayment of obligations under finance leases and repayment of amount due to director.  For the three months ended March 31, 2007, cash provided by financing activities amounted to $2,678 which was due to repayment of obligation under finance leases and loan from bank overdraft.

For the three months ended March 31, 2008, the Group’s balance sheet reflects current and total assets of $6,982,694, and total liabilities of $1,873,096.  They increased $1,695,029 (32%) and $1,227,968 (190%) respectively as compared to the year ended December 31, 2007.  The increase of current and total assets was mainly due to increases in commissions receivable and restricted cash, while the increase of total liabilities was due to increases in trade accounts payable, claims payable and other payables.  Because the annual renewal of Protection and Indemnity (P&I) insurance for customers took place in the first quarter of 2008 and the rate of insurance premium paid by customers to insurers was raised, commissions receivable as well as the related balance sheet items such as restricted cash, trade accounts payable and other payables significantly increased in the first quarter of 2008 as compared to the year ended December 31, 2007.  In addition, because certain claims were received from insurers on behalf of customers in the first quarter of 2008, the claims payable significantly increased as compared to the year end of 2007.

The Group has bank and cash equivalent of approximately $4,874,037 as of March 31, 2008.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end, the Company had $16,523 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $182,614.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-KSB.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in relation to our cash and cash equivalents.  We invest our excess cash in short-term time deposit at banking institution with maturities of less than one month.  These investments are not held for trading or other speculative purposes.  Changes in interest rates affect the interest income we earn on our cash and cash equivalents.  Therefore, any changes of interest rate could impact our cash flows and results of operations.

Inflation is also a market risk to our operation.  The main inflationary factors affecting our operations are staff cost, rent, traveling expenses and other general and administrative expenses.  Substantial increases in these costs could impact our operating results.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 14, 2008

By: /s/ John Liu, Director

Date:  May 14, 2008

By: /s/ Colman Au, Chief Financial Officer

Date:  May 14, 2008