Form 10-Q
period 2008-06-30
ALCO, INC.
filed 2008-08-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 31, 2008, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

3

Consolidated Statements of Operations for the three months ended and six months ended June 30, 2008 and 2007  3

Consolidated Statements of Cash flows for the six months ended June 30, 2008 and 2007

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

Consolidated Balance Sheets as of June 30, 2008 and December

ALCO, INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$4,959,707	$4,341,015
Commissions receivable, net (Note 5)	369,165	277,130
Enrolment fee receivable	5,694	2,754
Total current assets	5,334,566	4,620,899

Property, plant and equipment, net (Note 6)	128,130	71,237

Other assets:
Deposit and prepayments	79,897	84,637
Restricted Cash (Note 4)	488,480	486,217
Other receivable	435,569	24,675
Total other assets	1,003,946	595,529

Total Assets	$6,466,642	$5,287,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$-	$-
Trade accounts payable	490,927	278,222
Claim payable	105,367	90,332
Other payable	82,318	132,720
Accrued expenses	7,200	46,882
Due to directors (Note 9)	15,496	14,946
Due to Minority shareholders (Note 8)	(192)	40,833
Income tax payable	210,535	20,910
Deferred revenue	8,917	-
Current portion of obligation from Hire Purchase lease (Note 10)	2,213	2,085
Total Current Liabilities	922,781	626,930

Long term portion of obligation from hire purchases lease (Note 10)	4,487	5,626

Minority interest	38,540	12,572

Commitments and contingencies (Note 15)	-	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-

Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding as of June 30, 2008	10,150	10,150
(Note 14)
Additional Paid-in capital	60,363	60,363
Retained earnings	5,430,321	4,572,024
Stockholders' Equity	5,500,834	4,642,537

Total Liabilities and Stockholders' Equity	$6,466,642	$5,287,665

See Notes to Financial Statements

Consolidated Statements of Operations for the three months ended and six months ended June 30, 2008 and 2007

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenues
Commission income	$1,166,983	$1,085,713	$2,318,699	$2,134,739
Consulting income	18,499	58,457	60,916	145,805
Website advertising	10,083	-	10,083	10,917
Enrollment fee income	1,737	114	2,167	465
Total revenues	1,197,302	1,144,284	2,391,865	2,291,926

Operating Expenses
Salaries	367,426	316,816	699,452	569,323
Travel expenses	89,751	69,767	152,577	129,691
Rents	118,696	111,638	235,002	225,028
Bad debt expenses	-	-	12,507	-
Depreciation	7,677	4,108	14,694	8,290
Exchange loss (gain)	507	163	1,095	356
Other general and administrative	144,862	130,811	260,163	215,963
Total Operating Expenses	728,919	633,303	1,375,490	1,148,651

Income (Loss) from Operations	468,383	510,981	1,016,375	1,143,275

Other Income (Expense)
Interest income	13,825	26,453	38,740	51,094
Other Income	16,379	7,983	19,133	22,108
Interest expense	(170)	(1,131)	(359)	(2,506)
Total Other Income (Expenses)	30,034	33,305	57,514	70,696

Income (Loss) before provision
for Income Taxes and Minority Interest	498,417	544,286	1,073,889	1,213,971

Provision for Income Taxes (Note 12)	91,763	97,595	189,625	210,910

Income (loss) before Minority Interest	406,654	446,691	884,264	1,003,061

Minority Interest	(15,419)	(7,320)	(25,968)	(16,855)

Net Income (Loss)	$391,235	$439,371	$858,296	$986,206

Basic and Fully Diluted Earnings per Share	$0.04	$0.04	$0.08	$0.10

Weighted average shares outstanding	10,150,000	10,000,000	10,150,000	10,000,000

See Notes to Financial Statements

Consolidated Statements of Cash flows for the six months ended June 30, 2008 and 2007

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$858,296	$986,206
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	14,694	8,290
Minority interest (income)	25,968	16,855
Fixed asset written off	65	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(92,035)	(210,092)
(Increase)/Decrease in restricted cash	(2,263)	151,757
(Increase)/Decrease in enrolment fee receivable	(2,940)	-
(Increase)/Decrease in deposit and prepayment	4,740	(11,488)
(Increase)/Decrease in other receivable	(410,894)	(217,700)
Increase/(Decrease) in accounts payable	212,705	425,378
Increase/(Decrease) in claims payable	15,035	(1,148,275)
Increase/(Decrease) in other payable	(50,402)	110,069
Increase/(Decrease) in accrued expenses	(39,682)	(149,624)
Increase/(Decrease) in deferred income	8,917	(1,917)
Increase/(Decrease) in income tax payable	189,625	210,910
Net cash (used) / provided by operating activities	731,829	170,369

Investing Activities
Purchase of fixed assets	(71,651)	(8,004)
Net cash (used) by investing activities	(71,651)	(8,004)

Financing Activities
Overdraft from bank	-	(43,292)
Repayment of obligations under finance leases	(1,011)	(881)
Repayment of amount due to minority shareholder	(41,025)	(30,769)
Loan of amount due to director	550	-
Net cash provided / (used) by financing activities	(41,486)	(74,942)

Increase in cash	618,692	87,423

Cash at beginning of period	4,341,015	3,113,513
Cash at end of period	$4,959,707	$3,200,936

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$359	$2,506
Income taxes	$-	$-

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

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2008, due to the relatively short-term nature of these instruments.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flow as at June 30, 2008, and 2007, have been included.  Readers of these financial statements should note that the interim results for the three month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2008 and 2007.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

Recent Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations”.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

Note 3 – CASH

Cash consists of the following:	June 30,	December 31,
	2008	2007

Cash on hand	$6,243	$6,436
Cash in Bank – Saving & Checking
- China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,425,008	1,816,445
- Bank of China	1,811	5,331
- United Overseas Bank	5,254	5,459
- Cash in bank – Fixed Deposit	2,521,391	2,507,344
	$4,959,707	$4,341,015

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

 (UNAUDITED)

Note 4 – RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.  When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance was $488,480 as of June 30, 2008.

Note 5 – COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	June 30, 2008	December 31, 2007

Commissions receivable	$557,805	$490,651
Less: allowances for doubtful accounts	188,640	213,521
	$369,165	$277,130

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	June 30, 2008	December 31, 2007

Furniture and fixtures	$164,109	$157,836
Office equipment	136,531	117,533
Leasehold improvements	97,595	93,255
Motor vehicle	41,787	-
	440,022	368,624
Less: Accumulated depreciation	311,892	297,387
	$128,130	$71,237

Depreciation expense for the 6 months ended June 30, 2008 and 2007 was $14,694 and $8,290 respectively.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – BANK OVER DRAFT

The Company established a bank over draft of $46,154 credit line with United Overseas Bank.  The interest rate is subject to change from time to time based on changes in an index which is the rate announced from time to time by United Overseas Bank as its Prime Rate.  The bank over draft is pledged of GBP23,000 (approximately US$46,101) fixed deposit in the name of 3rd parties.  On June 30, 2008, the balance of bank over draft was $0.

Note 8 – DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	June 30,	December 31,
	2008	2007

CSC Enterprises Development (HK) Co Ltd	$0	$41,025
Chiang Wei Heng Henry	(128)	(128)
Chin Tsu- Kuang	(64)	(64)
	$(192)	$40,833

Note 9 – DUE TO DIRECTORS

Due to directors consist of the following:	June 30,	December 31,
	2008	2007

Andrew Liu Fu Kang	$15,496	$14,946

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense is $805 in the first six months of 2008 and 2007.  The principal due within one year is the current portion of long term debt and classified as current liability.

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following for the six months ended:

		June 30,
Location	Landlord	2008	2007

HK Office Room 501 and 502A	Fortune Ocean Ltd	$71,538	$71,538
HK Office Room 502B	Fortune Ocean Ltd	23,077	23,077
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang	15,385	30,769

Director (Andrew) quarter	First Pacific Development Ltd	10,000	10,000

		$120,000	$135,384

Note 12 – INCOME TAXES

The Company's effective tax rate for the six month period ended June 30, 2008 and 2007 was 17.50%.  The provisions for income taxes for the six month periods ended June 30, 2008 and 2007 are summarized as follows:

Hong Kong only:	2008	2007

Current	$189,625	$210,910
Deferred	-	-
	$189,625	$210,910

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

ALCO, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007 AND THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

Revenue

Revenues for the six months ending June 30, 2008 were $2,391,865, as compared to revenues of $2,291,926 for the six month period ended June 30, 2007.  This increase of $99,939 or approximately 4% was mainly due to an increase of commission income from the existing clients and enrollment fee income partially offset by a decrease of consulting income and website advertising.  Commission income for the six month period ended June 30, 2008 was $2,318,699 as compared to $2,134,739 for the same period of 2007.  The increase of commission income $183,960 or approximately 9% was mainly due to the rate of insurance premium paid by customers to insurers was raised.  Consulting income for the six month period ended June 30, 2008 was $60,916 compared to $145,805 for the comparable period of 2007.  The decrease of consulting income $84,889 or approximately 58% was mainly due to certain consulting services had not been charged to the customers.  Website advertising and enrollment fee for the six month period ended June 30, 2008 were $10,083 and $2,167 as compared to $10,917 and $465 for the same period of 2007 respectively.  The decrease of website advertising was mainly due to the decrease of customer’s demand.  The increase of enrollment fee was mainly due to the increase of enrollment during the period.

Revenue for the three months ended June 30, 2008 were $1,197,302, as compared to revenues of $1,144,284 for the three months period ended June 30, 2007.  This increase of $53,018 or approximately 5% was mainly due to an increase of commission income, enrollment fee income and website advertising partially offset by a decrease of consulting income.  Causes for the changes for the three months ended June 30, 2008 and 2007 are same as the causes stated in the six months ending as the paragraph above.

Net income before tax

Net income before tax and minority interest for the six months ending June 30, 2008 was $1,073,889 compared to $1,213,971 for the six month period ended June 30, 2007.  The decrease in pre-tax profit of $140,082 or approximately 12% was mainly due to an increase in operating expenses and a decrease in interest income during the six months ended June 30, 2008.  Causes for the operating expense increase will be discussed in the section of operating expenses below.  For the interest income, the decrease was mainly due to the recent interest rate cut in market.

Net income before tax and minority interest for the three months ending June 30, 2008 was $498,417 compared to $544,286 for the three month period ended June 30, 2007.  The decrease in pre-tax profit of $45,869 or approximately 8% was mainly due to an increase in operating expenses during the six months ended June 30, 2008.  Causes for the changes for the three months ended June 30, 2008 and 2007 are same as the causes stated in the six months ending as the paragraph above.

Operating expenses

Operating expenses for the six months and three months ending June 30, 2008 were $1,375,490 and $728,919, as compared to $1,148,651 and $633,303 for the six and three month period ended June 30, 2007 respectively.  The increase of $226,839 (20%) and $95,616 (15%) was mainly due to increases in salary, travel expenses, bad debt expenses, depreciation, and other general and administrative expenses during the six months and three months ended June 30, 2008.  Reasons of the increase for the major items are as follows:

■

Salaries – increased $130,129 or 23% from $569,323 for the six months ended June 30, 2007 to $699,452 for the comparable period of 2008.  In addition, salaries increased $50,610 or 16% from $316,816 for the three months ended June 30, 2007 to $367,426 for the same period of 2008.  The increase was mainly due to an increase of headcounts and pay rates.

■

Travel – increased $22,886 or 18% from $129,691 for the six months ended June 30, 2007 to $152,577 for the same period of 2008.  In addition, travel expenses increased $19,984 or 29% from $69,767 for the three months ending June 30, 2007 to $89,751 for the same period of 2008.  The increase was due to revenue growth and general price inflation.

■

Bad debt expenses – increased to $12,507 during the six month period ended June 30, 2008 from $0 during the same period of 2007.  The increase was due to an increase of doubtful debts during the first quarter of 2008.  No further bad debt was charged during the three months ending June 30, 2008.

■

Depreciation – increased $6,404 or 77% from $8,290 for the six month period ended June 30, 2007 to $14,694 for the same period of 2008.  Furthermore, depreciation increased $3,569 or 87% from $4,108 for the three months ending June 30, 2007 to $7,677 for the three months ending June 30, 2008.  The increase was primarily due to the addition of fixed assets during the first six months of 2008.

■

Other general and administrative expenses – increased $44,200 or 20% from $215,963 for the six month ended June 30, 2007 to $260,163 for the same period of 2008.  Moreover, expenses increased $14,051 or 11% from $130,811 for the three months ending June 30, 2007 to $144,862 for the three months ending June 30, 2008.  This increase was associated with building management, consumable store, newspapers, periodicals and books, staff training, storage, subscriptions & membership fees, motor vehicle expenses, printing, post & stationery, repair & maintenance, telecommunication, and legal & professional.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2008, cash provided by operating activities totaled $731,829.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, enrolment fee receivable, other receivable, accounts payable, claims payable, deferred income and income tax payable partially offset by a decrease in deposit and prepayment, other payable and accrued expenses.  For the six months ended June 30, 2007, cash provided by operating activities totaled $170,369.  This was primarily due to net income during the period plus an increase in commission receivable, deposit and prepayment, other receivable, accounts payable, other payable and income tax payable partially offset by a decrease in restricted cash, claims payable, accrued expenses and deferred income.

As compared the net cash provided by operating activities for the six months ended June 30, 2008 and 2007, there was an increase of $561,460 or 330%.  The increase of net cash flow was mainly due to the improvement of working capital (current assets minus current liabilities) in 2008.  For the six months ended June 30, 2008, working capital was $4,411,785.  It increased by $2,239,133 or 103% as compared to $2,172,652 for the six months ended June 30, 2007.

For the six months ended June 30, 2008, cash used in investing activities amounted to $71,651.  The use of funds was for the purchases of furniture and fittings, leasehold improvement, motor vehicles and office equipment.  For the six months ended June 30, 2007, cash used in investing activities amounted to $8,004.  The use of funds was for the purchases of office equipment and furniture and fittings.

For the six months ended June 30, 2008, cash used in finance activities totaled $41,486 which was due to repayment of obligations under finance leases and repayment of amount due to minority shareholder and partially offset by the amount due to director.  For the six months ended June 30, 2007, cash used by financing activities amounted to $74,942 which was due to repayment of bank overdraft, obligation under finance leases and loan amount due to minority shareholder.

Assets and liabilities

For the six months ended June 30, 2008, the Group’s balance sheet reflects current and total assets of $6,466,642, and total liabilities of $965,808.  They increased $1,178,977 (22%) and $320,680 (49%) respectively as compared to the year ended December 31, 2007.  The increase of current and total assets was mainly due to an increase of cash and cash equivalents, commission receivable and enrolment fee receivable, property, plant and equipment, restricted cash and other receivable.  On the other hand, the increase of total liabilities was due to an increase of trade accounts payable, claim payable, amount due to directors, income tax payable, deferred revenue and minority interest.  Because annual renewal of Protection and Indemnity (P&I) insurance for customers was taken place in the first quarter of 2008 and the rate of insurance premium paid by customers to insurers was raised, commission receivable as well as the related balance sheets items such as restricted cash, other receivable, trade accounts payable and other payable significantly increased during the six month period June 30, 2008.  In addition, because certain claims were received from insurers on behalf of customers in the second quarter of 2008, the claim payable significantly increased as compared to the year end of 2007.  As of June 30, 2008, there was $8,917 deferred revenue in the liabilities.  This item is in relation to the income received in advance for the website advertising.

The Group has bank and cash equivalent of approximately $4,959,707 as of June 30, 2008.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end, the Company had $3,926 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $501,524.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 14, 2008

By: /s/ John Liu, Director

Date:  August 14, 2008

By: /s/ Colman Au, Chief Financial Officer

Date:  August 14, 2008