Form 10-Q
period 2008-09-30
ALCO, INC.
filed 2008-11-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2008, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007  4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS SEPTEMBER 30, 2008 AND DECEMBER 31, 2007  6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007  7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  25

ITEM 4(T). CONTROLS AND PROCEDURES

25

PART II - OTHER INFORMATION

26

ITEM 1. LEGAL PROCEEDINGS

26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

26

ITEM 5. OTHER INFORMATION

26

ITEM 6. EXHIBITS

27

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$5,501,973	$4,341,015
Commissions receivable, net (Note 5)	358,421	277,130
Enrolment fee receivable	2,163	2,754
Total current assets	5,862,557	4,620,899

Property, plant and equipment, net (Note 6)	135,129	71,237

Other assets:
Deposit and prepayments	70,041	84,637
Restricted Cash (Note 4)	696,538	486,217
Other receivable	447,073	24,675
Total other assets	1,213,652	595,529

Total Assets	$7,211,338	$5,287,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank over draft (Note 7)	$-	$-
Trade accounts payable	713,932	278,222
Claim payable	104,592	90,332
Other payable	83,654	132,720
Accrued expenses	8,000	46,882
Due to directors (Note 9)	15,496	14,946
Due to Minority shareholders (Note 8)	(192)	40,833
Income tax payable	289,693	20,910
Deferred revenue	5,417	-
Current portion of obligation from Hire Purchase lease (Note 10)	2,278	2,085
Total Current Liabilities	1,222,870	626,930

Long term portion of obligation from hire purchases lease (Note 10)	3,893	5,626

Minority interest	52,582	12,572

Commitments and contingencies (Note 15)	-	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding as of September 30, 2008	10,150	10,150
(Note 14)
Additional Paid-in capital	60,363	60,363
Retained earnings	5,861,480	4,572,024

Stockholders' Equity	5,931,993	4,642,537

Total Liabilities and Stockholders' Equity	$7,211,338	$5,287,665

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS SEPTEMBER 30, 2008

AND DECEMBER 31, 2007

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues
Commission income	$1,091,367	$1,187,027	$3,410,066	$3,321,766
Consulting income	65,444	14,166	126,360	159,971
Website advertising	3,500	-	13,583	10,917
Enrollment fee income	4,014	1,688	6,181	2,153
Total revenues	1,164,325	1,202,881	3,556,190	3,494,807

Operating Expenses
Salaries	342,564	305,301	1,042,016	874,624
Travel expenses	84,812	96,383	237,389	226,074
Rents	123,483	116,615	358,485	341,643
Bad debt expenses	-	-	12,507	-
Depreciation	8,255	4,992	22,949	13,282
Exchange loss (gain)	2,233	(764)	3,328	(408)
Other general and administrative	99,481	129,925	359,644	345,888
Total Operating Expenses	660,828	652,452	2,036,318	1,801,103

Income from Operations	503,497	550,429	1,519,872	1,693,704

Other Income (Expense)
Interest income	12,867	36,096	51,607	87,190
Other Income	8,152	10,860	27,285	32,968
Interest expense	(156)	(220)	(515)	(2,726)
Total Other Income (Expenses)	20,863	46,736	78,377	117,432

Income before provision
for Income Taxes and Minority Interest	524,360	597,165	1,598,249	1,811,136

Provision for Income Taxes (Note 12)	79,158	116,595	268,783	327,505

Income before Minority Interest	445,202	480,570	1,329,466	1,483,631

Minority Interest	(14,042)	(20,207)	(40,010)	(37,072)

Net Income	$431,160	$460,363	$1,289,456	$1,446,559

Basic and Fully Diluted Earnings per Share	$0.04	$0.05	$0.13	$0.14

Weighted average shares outstanding	10,150,000	10,000,000	10,150,000	10,000,000

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$1,289,456	$1,446,559
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	22,949	13,282
Minority interest (income)	40,010	37,072
Fixed asset written off	64	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(81,291)	(381,537)
(Increase)/Decrease in restricted cash	(210,321)	480,346
(Increase)/Decrease in enrolment fee receivable	591	-
(Increase)/Decrease in deposit and prepayment	14,596	(13,865)
(Increase)/Decrease in other receivable	(422,398)	(47,009)
Increase/(Decrease) in accounts payable	435,710	221,129
Increase/(Decrease) in claims payable	14,260	(926,530)
Increase/(Decrease) in other payable	(49,066)	142,677
Increase/(Decrease) in accrued expenses	(38,882)	(103,088)
Increase/(Decrease) in deferred income	5,417	(1,917)
Increase/(Decrease) in income tax payable	268,783	327,505
Net cash (used) / provided by operating activities	1,289,878	1,194,624

Investing Activities
Purchase of fixed assets	(86,905)	(8,528)
Net cash (used) by investing activities	(86,905)	(8,528)

Financing Activities
Overdraft from bank	-	(43,292)
Repayment of obligations under finance leases	(1,540)	(1,346)
Repayment of amount due to minority shareholder	(41,025)	(30,769)
Loan of amount due to director	550	-
Net cash provided / (used) by financing activities	(42,015)	(75,407)

Increase in cash	1,160,958	1,110,689

Cash at beginning of period	4,341,015	3,113,513
Cash at end of period	$5,501,973	$4,224,202

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$515	$2,726
Income taxes	$-	$-

See Notes to Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 17.5% in 2007 and 16.5% in 2008.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Financial Instruments

The carrying value of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at September 30, 2008, due to the relatively short-term nature of these instruments.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

 (UNAUDITED)

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Note 3 – CASH

Cash consists of the following:	September 30,	December 31,
	2008	2007

Cash on hand	$7,687	$6,436
Cash in Bank – Saving & Checking
- China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,955,946	1,816,445
- Bank of China	5,254	5,331
- United Overseas Bank	7,580	5,459
- Cash in bank – Fixed Deposit	2,525,506	2,507,344
	$5,501,973	$4,341,015

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

 (UNAUDITED)

Note 3 – CASH (continued)

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.  Although the cash balances are not insured, however, starting in September 2006, they are protected by the Deposit Protection Scheme which is maintaining by the Hong Kong Deposit Protection Board, an independent statutory body established under the Deposit Protection Scheme Ordinance (Cap. 581).  Under the scheme, compensation up to a limit of HK$100,000 (approximately US$12,821) will be paid from the scheme to depositor if the bank with which the depositor holds his/her eligible deposits fails.  In addition, on October 14, 2008, the Hong Kong Government announced that they would use the Exchange Fund to guarantee the repayment of all customer deposits held in authorized institutions in Hong Kong, following the principles of the Deposit Protection Scheme.  This action began on October 14, 2008 and will remain in force until the end of 2010.

Note 4 – RESTRICTED CASH

Restricted cash are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.  When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance was $696,538 as of September 30, 2008.

Note 5 – COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	September 30, 2008	December 31, 2007

Commissions receivable	$558,085	$490,651
Less: allowances for doubtful accounts	(199,664)	(213,521)
	$358,421	$277,130

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

 (UNAUDITED)

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	September 30, 2008	December 31, 2007

Furniture and fixtures	$164,250	$157,836
Office equipment	151,644	117,533
Leasehold improvements	97,595	93,255
Motor vehicle	41,787	-
	455,276	368,624
Less: Accumulated depreciation	320,147	297,387
	$135,129	$71,237

Depreciation expense for the 9 months ended September 30, 2008 and 2007 was $22,949 and $13,282 respectively.

Note 7 – BANK OVER DRAFT

The Company established a bank over draft of $46,154 credit line with United Overseas Bank.  The interest rate is subject to change from time to time based on changes in an index which is the rate announced from time to time by United Overseas Bank as its Prime Rate.  The bank over draft is pledged of GBP23,000 (approximately US$46,101) fixed deposit in the name of 3rd parties.  On September 30, 2008, the balance of bank over draft was $0.

Note 8 – DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	September 30, 2008	December 31, 2007

CSC Enterprises Development (HK) Co Ltd	$0	$41,025
Chiang Wei Heng Henry	(128)	(128)
Chin Tsu- Kuang	(64)	(64)
	$(192)	$40,833

Note 9 – DUE TO DIRECTORS

Due to directors consist of the following:	September 30,	December 31,
	2008	2007

Andrew Liu Fu Kang	$15,496	$14,946

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

 (UNAUDITED)

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense is $1,208 in the first nine months of 2008 and 2007.  The principal due within one year is the current portion of long term debt and classified as current liability.

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following for the nine months ended:

		September 30,
Location	Landlord	2008	2007

HK Office Room 501 and 502A	Fortune Ocean Ltd	$107,308	$107,308
HK Office Room 502B	Fortune Ocean Ltd	34,615	34,615
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang	23,077	46,371
Director (Andrew) quarter	First Pacific Development Ltd	15,000	15,000
		$180,000	$203,294

Note 12 – INCOME TAXES

The Company's effective tax rate for the nine month period ended September 30, 2008 and 2007 was 16.50% and 17.50%, respectively.  The provisions for income taxes for the nine month periods ended September 30, 2008 and 2007 are summarized as follows:

Hong Kong only:	2008	2007

Current	$268,783	$327,505
Deferred	-	-
	$268,783	$327,505

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

 (UNAUDITED)

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

Revenues for the nine months ending September 30, 2008 were $3,556,190, as compared to revenues of $3,494,807 for the nine month period ended September 30, 2007.  This increase of $61,383, or approximately 2%, was mainly due to increases in commission income from the existing clients, enrollment fees and website advertising income.  These increases were partially offset by a decrease in consulting income.  Commission income for the nine month period ended September 30, 2008 was $3,410,066 as compared to $3,321,766 for the same period of 2007.  The increase of commission income $88,300, or approximately 3%, was mainly due to an increase in insurance premium rates paid by customers to insurers.  Consulting income for the nine month period ended September 30, 2008 was $126,360 compared to $159,971 for the comparable period of 2007.  The decrease of consulting income of $33,611, or approximately 21%, was because demand for consulting services decreased.  Website advertising and enrollment fees for the nine month period ended September 30, 2008 were $13,583 and $6,181, respectively, as compared to $10,917 and $2,153 for the same period of 2007.  The increase of website advertising was mainly due to an increase in customer’s demand for such services.  The increase in enrollment fees was mainly due to the increase of enrollment during the period.

Revenue for the three months ended September 30, 2008 were $1,164,325, as compared to revenues of $1,202,881 for the three months period ended September 30, 2007.  This decrease of $38,556, or approximately 3%, was mainly due to a decrease of commission income which was partially offset by increases in consulting income, website advertising and enrollment fee income.  Causes for the changes for the three months ended September 30, 2008 and 2007 are same as the causes stated in the nine months ending as the paragraph above.

Net income before tax

Net income before tax and minority interest for the nine months ending September 30, 2008 was $1,598,249 compared to $1,811,136 for the nine month period ended September 30, 2007.  The decrease in pre-tax profit of $212,887, or approximately 12%, was mainly due to an increase in operating expenses and a decrease in interest income and other income during the nine months ended September 30, 2008.  Causes for the operating expense increase will be discussed in the section of operating expenses below.  For the interest income and other income, the decrease was mainly due to the recent interest rate cut in the market.

Net income before tax and minority interest for the three months ending September 30, 2008 was $524,360 compared to $597,165 for the three month period ended September 30, 2007.  The decrease in pre-tax profit of $72,805, or approximately 12%, was mainly due to an increase in operating expenses during the three months ended September 30, 2008.  Causes for the changes for the three months ended September 30, 2008 and 2007 are the same as the causes stated above in the discussion regarding the nine months ending September 30, 2008.

Operating expenses

Operating expenses for the nine months and three months ending September 30, 2008 were $2,036,318 and $660,828, respectively, as compared to $1,801,103 and $652,452 for the nine and three month periods ended September 30, 2007.  The increases of $235,215 (or approximately 13%) and $8,376 (or approximately 1%), respectively, were mainly due to  increases in salaries, travel, bad debt expenses, depreciation, and other general and administrative expenses during the nine months and three months ended September 30, 2008.  The reasons for the increases in the major items are as follows:

■

Salaries – increased $167,392 or 19% from $874,624 for the nine months ended September 30, 2007 to $1,042,016 for the comparable period of 2008.  In addition, salaries increased

$37,263 or 12% from $305,301 for the three months ended September 30, 2007 to $342,564 for the same period of 2008.  The increase in salary expenses was mainly due to increases in headcounts and pay rates.

■

Travel – increased $11,315 or 5% from $226,074 for the nine months ended September 30, 2007 to $237,389 for the same period of 2008.  In addition, travel expenses decreased $11,571 or 12% from $96,383 for the three months ending September 30, 2007 to $84,812 for the same period of 2008.  The increase for the nine months end was due to revenue growth and general price inflation.

■

Bad debt expenses – increased to $12,507 during the nine month period ended September 30, 2008 from $0 during the same period of 2007.  The increase was due to an increase of doubtful debts during the first quarter of 2008.  No further bad debt was charged during the three months ending September 30, 2008.

■

Depreciation – increased $9,667 or 73% from $13,282 for the nine month period ended September 30, 2007 to $22,949 for the same period of 2008.  Furthermore, depreciation increased $3,263 or 65% from $4,992 for the three months ending September 30, 2007 to $8,255 for the three months ending September 30, 2008.  The increase was primarily due to the addition of fixed assets during the year of 2008.

■

Other general and administrative expenses – increased $13,756 or 4% from $345,888 for the nine month ended September 30, 2007 to $359,644 for the same period of 2008.  On the other hand, expenses decreased $30,444 or 23% from $129,925 for the three months ending September 30, 2007 to $99,481 for the three months ending September 30, 2008.  This increase for the nine months end was associated with building management, consumable store, medical, newspapers, periodicals and books, staff training, storage, subscriptions & membership fees, motor vehicle expenses, printing, post & stationery, repair & maintenance, telecommunication, and legal & professional.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2008, cash provided by operating activities totaled $1,289,878.  This was primarily due to net income during the period plus an increase in commissions receivable, restricted cash, other receivables, accounts payable, claims payable, deferred income and income tax payable partially offset by a decrease in enrollment fees receivable, deposits and prepayments, other payables and accrued expenses.  For the nine months ended September 30, 2007, cash provided by operating activities totaled $1,194,624.  This was primarily due to net income during the period plus an increase in commission receivable, deposit and prepayment, other receivable, accounts payable, other payable and income tax payable partially offset by a decrease in restricted cash, claims payable, accrued expenses and deferred income.

Net cash provided by operating activities for the nine months ended September 30, 2008 increased by $95,254, or approximately 8%, as compared to the nine months ended September 30, 2007.  The increase of net cash flow was mainly due to the improvement of working capital (current assets minus current liabilities) in 2008.  As of September 30, 2008, working capital was $4,639,687, an increase of $1,435,624, or approximately 45%, as compared to working capital of $3,204,063 as of September 30, 2007.

For the nine months ended September 30, 2008, cash used in investing activities amounted to $86,905.  The use of funds was for the purchases of furniture and fittings, leasehold improvement, motor vehicles and office equipment.  For the nine months ended September 30, 2007, cash used in investing activities amounted to $8,528.  The use of funds was for the purchases of office equipment, furniture and fittings and leasehold improvement.

For the nine months ended September 30, 2008, cash used in finance activities totaled $42,015 which was due to repayment of obligations under finance leases and repayment of amounts due to minority shareholder which were partially offset by the amount due to director.  For the nine months ended September 30, 2007, cash used by financing activities amounted to $75,407 which was due to repayment of bank overdraft, obligation under finance leases and loan amount due to minority shareholder.

Assets and liabilities

For the nine months ended September 30, 2008, the Group’s balance sheet reflects current and total assets of $7,211,338, and total liabilities of $1,279,345.  These items increased $1,923,673 (36%) and $634,217 (98%), respectively, as compared to the year ended December 31, 2007.  The increase of current and total assets was mainly due to increases in cash and cash equivalents, commissions receivable, property, plant & equipment, restricted cash and other receivables.  In addition, the increase of total liabilities was due to increases of trade accounts payable, claims payable, amounts due to directors, income tax payable, deferred revenue and minority interest.  Because the rate of insurance premium paid by customers to insurers was raised, commissions receivable as well as the related balance sheet items such as restricted cash, other receivable, and trade accounts payable significantly increased during the nine month period September 30, 2008.  In addition, because certain claims were received from insurers on behalf of customers, the claims payable significantly increased as compared to the year end of 2007.  As of September 30, 2008, there was $5,417 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.

The Group has bank deposits and cash equivalents of approximately $5,501,973 as of September 30, 2008.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end, the Company had no commitments for capital expenditures or off-balance sheet arrangements, and had lease commitments of $374,060.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 14, 2008

By: /s/ John Liu, Director

Date:  November 14, 2008

By: /s/ Colman Au, Chief Financial Officer

Date:  November 14, 2008