Form 10-K
period 2008-12-31
ALCO, INC.
filed 2009-03-27
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 000-51105

ALCO, INC.

 (Exact name of registrant as specified in its charter)

Nevada	11-3644700
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Suite 501, Bank of America Tower 12 Harcourt Road, Central Hong Kong
(Address of principal executive office)

Registrant’s telephone number, including area code: 852-2521-0373

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  0

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 31, 2008, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

INDEX

PART I

4

ITEM 1. BUSINESS

4

BACKGROUND

4

PRINCIPAL PRODUCTS AND SERVICES

4

DESCRIPTION OF INDUSTRY

6

GOVERNMENT REGULATION

7

CUSTOMERS AND MARKETING

7

COMPETITION

7

EMPLOYEES

7

REPORTS TO SECURITY HOLDERS

7

ITEM 1A. RISK FACTORS

8

ITEM 1B. UNRESOLVED STAFF COMMENTS

8

ITEM 2. PROPERTIES

8

ITEM 3. LEGAL PROCEEDINGS

8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

9

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  9

ITEM 6. SELECTED FINANCIAL DATA

9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

13

ITEM 8. FINANCIAL STATEMENTS

13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

33

ITEM 9A(T). CONTROLS AND PROCEDURES

33

ITEM 9B. OTHER INFORMATION

34

PART III

34

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

34

ITEM 11. EXECUTIVE COMPENSATION

35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  36

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

38

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

38

ITEM 15. EXHIBITS

39

PART I

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward-looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

ITEM 1. BUSINESS

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

From the date of its incorporation until December 9, 2005, ALCO’s only business activities were organizational activities directed at developing its business plan, raising its initial capital and registering under the Securities Exchange Act of 1934.  On November 22, 2005, ALCO entered into an Agreement for Share Exchange with AL Marine Holdings (BVI) Ltd (“AL Marine”) and the individual shareholders of AL Marine pursuant to which it agreed to acquire all of the issued and outstanding stock of AL Marine in exchange for the issuance of 9,766,480 shares of ALCO’s common stock.  The closing under the Agreement for Share Exchange was completed on December 9, 2005, and upon completion of the closing, AL Marine became a wholly-owned subsidiary of ALCO.

AL Marine

AL Marine was incorporated under the laws of the British Virgin Islands on May 30, 2005 for the sole purpose of acting as a holding company for interests in several affiliated operating businesses.  On July 15, 2005, AL Marine acquired 100% of the outstanding shares of Andrew Liu & Company Limited (“ALC”), a Hong Kong corporation, 85% of the outstanding shares of EduShip Asia, Ltd. (“ESA”), a Hong Kong corporation, and 60% of the outstanding shares of Chang An Consultants Limited (“CAC”), a Hong Kong corporation.  The business of ALCO is now carried on through AL Marine and its subsidiaries.

PRINCIPAL PRODUCTS AND SERVICES

ALCO operates through its subsidiaries: ALC, CAC and ESA.  These subsidiaries operate primarily in Hong Kong and China.

ALC

ALCO is principally engaged in the marine insurance brokerage business though it’s wholly owned subsidiary, ALC, which was incorporated in 1989 as an insurance brokerage firm specializing in marine hull protection and indemnity insurance.  ALC began operations in Hong Kong and moved into China in 1991.  ALC expanded its operations in South Korea in 1995.

Under Hong Kong regulations, a person who acts as an insurance broker must have authorization from the Insurance Authority or be a member of a body of insurance brokers approved by the Insurance Authority.  The Hong Kong Confederation of Insurance Brokers (“HKCIB”) is such a body that has been approved by the Insurance Authority.  ALC became a member of the HKCIB in 1993.  In order to be admitted to the Confederation, an insurance broker must meet minimum requirements in regard to qualifications and experience; capital and net assets; professional indemnity insurance; keeping of separate records; and the keeping of proper books and accounts.  These requirements are determined by the Insurance Authority.  If an insurance broker does not meet these standards, the Confederation can withdrawal the insurance broker’s membership.

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

ALC works in placing insurance coverage with both hull and machinery coverage (H&M) providers and protection and indemnity coverage (P&I) providers.  H&M covers the physical loss of or damage to the vessel arising from accidents, while P&I covers liabilities, losses, expenses and costs incurred in relation to injury or death on board.  Business from China-based clients accounts for 95% of the business of ALC.

While ALC deals directly with most of its clients, it also engages a sub-broker, Jiangsu Oriental Navigators Insurance Brokers, in China.  The percentage of business of ALC generated by the sub-broker is approximately 0.9%.  ALC does not have any written agreements with this sub-broker, and the relationship with them could be terminated at any time without cause.  However, ALC could replace this sub-broker, if needed, so it would not suffer a material adverse effect if the relationship is terminated.

ALC places insurance coverages with approximately twenty different insurance providers.  For P&I insurance, the company places insurance with The West of England Ship Owners Insurance Association, American P&I Club, and The South of England Protection & Indemnity Association (Bermuda) Ltd., among others.  For H&M coverage, ALC places coverages with Spectrum Marine, Pierre Leblanc & Associations A.S.S., and Lloyd’s Underwriters, among others.  ALC does not have any written agreements with these insurance providers.

Strike Club

In 2002, the Strike Club appointed ALC as its exclusive representative in China.  The Strike Club is an international insurer that was formed to cover losses that could occur in the marine industry, such as lost profits from labor strikes, which were not typically covered by other insurance.  The Strike Club is owned by its members and is a mutual insurer.  The Strike Club covers vessels’ loss of work resulting from delay due to strikes or other circumstances that are outside the control of the operator.  As the exclusive representative of the Strike Club in China, ALC is the only channel through which any shipowner, charterer or insurance broker in China may place insurance with the Strike Club.  For each policy placed through it, ALC takes 20% of the premium as its commission.  ALC cannot place any business with any other company offering the same coverage as the Strike Club during the term of the agreement.  We do not pay Strike Club for this representation.

Our written contract with the Strike Club expired in 2004, and no new agreement has been created.  However, we continue to operate as if the 2004 contract were still in effect.  Either party may terminate the relationship at any time, without cause.

During 2008, ALC received US$146,902 in commission income due to this agreement with the Strike Club.

ESA

AL Marine owns 85% of ESA.  In 2004, ESA was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) ("ICS") to set up ICS's first distant learning center in Shanghai, China.  ICS is an internationally recognized professional body representing shipbrokers, managers, and agents throughout the world.  ICS has approximately 3,500 members in over 60 countries.

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas.  As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, ESA is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP180 (approximately US$272), of which GBP135 (approximately US$204) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  ESA is responsible for paying the set up and maintenance for the center.

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2008, EduShip Asia had net assets of $(38,498) with a cash balance of $34,798, accounts receivable of $698, due to related parties of $54,189 and accounts payable of $19,088.

During the 2008 fiscal year, ESA received $6,410 from enrollment fees from this arrangement.  It spent approximately $23,878 setting up and maintaining the learning center.

CAC

AL Marine owns 60% of CAC which participates in a joint venture with a large state-owned shipping group in China, the China Chanjiang Shipping Corporation (the "CSC Group").  CAC, which was incorporated in Hong Kong in March 1999, acts as an in-house insurance brokerage firm and general consultant for the CSC Group.  CAC looks for business opportunities for the CSC Group and uses the CSC Group’s connections in China to create business opportunities for other foreign shipping interests.

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

CAC has no formal agreement with the CSC Group.  In 2007, about 5.2% of ALCO’s revenue was generated from CAC.

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

GOVERNMENT REGULATION

ALCO’s subsidiaries, ALC and CAC, as members of HKCIB, must comply with the minimum requirements specified by the Insurance Authority under Section 70(2) of the Insurance Companies Ordinance of Hong Kong.  The minimum requirements specified by the Insurance Authority (“IA”) under Section 70(2) of the Insurance Companies Ordinance are:

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

Historically, ALCO has had a customer retention rate around 80% for 2008.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2008, ALCO had over 200 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-broker.

COMPETITION

ALCO’s major competitors are large US insurance brokers such as Aon, Marsh and Willis, who provide a wide range of insurances and are not focused on marine insurance.  These competitors are much larger than ALCO and have access to significantly more financial resources than ALCO.  However, these competitors are international companies who focus on many different types of insurance.  We believe that ALCO is one of the few insurance providers that specializes in the marine insurance business.

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

EMPLOYEES

At the time of this report, ALCO had 36 employees, including 24 in operations and 12 in supporting and administrative functions.  35 employees are full time and 1 employee is part time.

REPORTS TO SECURITY HOLDERS

ALCO is subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly, files reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although ALCO may not be obligated to deliver an annual report to its shareholders, we will voluntarily provide electronic or paper copies of the company’s filings free of charge upon request.  The public may read and copy any materials ALCO files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address is http://www.sec.gov.

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents a portion of its facilities from companies owned by the directors of ALCO and rents a portion of its facilities from third parties. As of December 31, 2008, ALCO leased approximately 5,020 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Central, Hong Kong	2,996 sq. ft	Headquarters

Shanghai, China	2,024 sq. ft	Office

The Hong Kong office is leased from Fortune Ocean Ltd., whose directors and shareholders are Andrew Liu, John Liu, and Madam Yap.  Starting from December 2007, another flat at the existing building of the Hong Kong Office is leased from a third party for office expansion.  Before September 2007, the Shanghai office was leased from Fortune Ocean Ltd.  In September 2007, the lease was ceased and another office in Shanghai is leased from a third party.  ALCO’s current total monthly rental payment for its facilities is approximately US$21,971.  We intend to renew both of these leases upon their expiration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of December 31, 2008, ALCO had 10,150,000 shares of common stock issued and outstanding.  The shares are held by 30 stockholders of record.

ALCO currently has no securities authorized for issuance under any equity compensation plans.  ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Because of the recent worldwide financial turmoil, volume of international trade is dramatically reduced leading a declining volume on the shipping industry.  In addition, exceeding tonnage supply to the shipping market will lead to a large volume of layup and some poorly funded owners and operators will face severe financial problems.  In order to deal with this very unique financial and shipping turmoil of this century, our plan for 2009 consists of improvement of our cost competitiveness, enhancement of credit control and marketing function.

For the improvement of cost competitiveness, we will review our existing operating processes and procedures to identify rooms for improvement and revise them where necessary to ensure the efficiency and effectiveness.  For the enhancement of credit control, we are closely monitoring the aging of client premium receivable and aiming to increase the receivable turnover.  For the enhancement of marketing function, we will allocate more resource to this function such as allotting more manpower and time in promoting the company’s business, expanding our market share in the marine insurance business and enhancing the level of service that we provide to our customers.

We do have a plan to hire additional employees in the next twelve months to enhance our marking and consultancy service functions.  However, this plan will depend largely on the availability of working capital, which we may not have or be able to raise.  Because there is no assurance that working capital will be available to us, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared with 2007

Revenue: Revenue for the year ended December 31, 2008 was $4,890,097 as compared to $4,564,790 for the same period in 2007.  The increase of $325,307 or approximately 7.1% was mainly due to increases of commission income fee from the existing clients, website advertising and enrollment fees income.  These increases were partially offset by a decrease in consulting income.  Commission income is based on a percentage premium paid by the insured.  Because of increase of insurance call and premium rates in the market, commission income increased by $416,956 or 9.7%.  Website advertising and enrollment frees for the year ended December 31, 2008 were $ 17,083 and $ 6,410 respectively, as compared to $10,917 and $3,227 for the same period of 2007.  The increases were mainly due to increases of customer’s demand and enrollment.  On the other hand, consulting income for the year ended December 31, 2008 was decreased to $146,923 from $247,921 in 2007.  The decrease of $100,998 or 40.7% was because demand for consulting services decreased.

Net Income before tax and minority interest: Net income before tax and minority interest for the year ended December 31, 2008 was $2,006,912 compared to $1,989,887 for the whole year of 2007.  The increase of $17,025 or 0.9% was mainly due to an increase of revenue during the year.  The increase was partially offset by an increase in operating expenses which will be discussed in the section below and a decrease in other income.  For the other income, the decrease was mainly due to the interest rate cut in the market resulting interest income decreased.

Operating expenses: Total operating expenses were $3,033,687 for year ended December 31, 2008, as compared to $2,805,196 for the same period in 2007.  The increase of $228,491 or 8.1% was mainly due to increase of staff cost, rent, depreciation, exchange loss and other general and administrative expenses during the year.  The reasons for the increase in the major items are as follows:

•

Salaries – increased by $223,043 or 16.9% from $1,317,347 in 2007 to $1,540,390 in 2008.  The increase was mainly due to increases in headcounts and pay rates during the year of 2008.

•

Rent – increased by $12,507 or 2.7% from $468,307 in 2007 to $480,814 in 2008.  The increase was mainly because of the increase of rental rate and an additional flat at the existing building of the Hong Kong Office is leased for office expansion.

•

Depreciation – increased by $12,888 or 69.4% from $18,568 in 2007 to $31,456 in 2008.  The increase was primarily due to the addition of fixed assets during the year of 2008.

•

Exchange loss – increased by $11,930 or 337.4% from $3,536 in 2007 to $15,466 in 2008.  The increase was mainly due to the difference between the book rate and actual transaction rate increased during the year of 2008.

•

Other general and administrative expenses – increased by $8,507 or 1.7% from $489,015 in 2007 to $497,522 in 2008.  The increase was associated with building management, consumable store, medical, newspapers, periodicals and books, staff training, storage, subscriptions & membership fees, motor vehicle expenses, printing, post & stationery, repair & maintenance and telecommunication.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the year ended December 31, 2008, cash provided by operating activities totaled $1,504,573 compared to $1,322,756 for the fiscal year ended December 31, 2007.  The receipt of funds was primarily due to net income for the year plus increases in commissions receivable, restricted cash, other receivable, accounts payable, claims payable, other payable, accrued expenses, deferred income as well as decreases in enrolment fee receivable, deposit and prepayment, and income taxes payable.

For the year ended December 31, 2008, cash used in investing activities amounted to $238,781 compared to $18,816 for the fiscal year ended December 31, 2007.  The use of funds was for the purchase of office equipment and equity investment for long term investment purpose.

For the year ended December 31, 2008, cash used by financing activities amounted to $42,560, compared to $76,438 for the fiscal year ended December 31, 2007.  The decrease was due to the decrease in overdraft from bank, repayment of amount due to director partially offset by an increase in repayment of obligations under finance leases and loan of amount due to director.

Assets and liabilities

For the year ended December 31, 2008, the Group’s balance sheet reflects total current assets of $5,925,703 and total current liabilities of $1,852,906.  These items increased by $1,304,804 (28.2%) and $1,225,976 (195.6%) respectively as compared to the year ended December 31, 2007.  The increase of total current assets was mainly due to increases of cash and cash equivalents and commission receivable which partially offset by enrolment fees receivable.  The increase of total current liabilities was mainly due to increases of trade accounts payable, claim payable, other payable, accrued expenses, amount due to directors, deferred revenue partially offset by a decrease of income tax payable.

As of December 31, 2008, commission receivable was $360,757 as compared to $277,130 for the same period in 2007, while trade accounts payable and claims payable were $1,425,946 and $99,652 respectively, as compared to December 31, 2007 balances of $278,222 and $90,332.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and claimants in relation to the year end.  In addition, because the rate of insurance premium paid by customers to insurers was raised, commissions receivable as well as the related balance sheet items such as restricted cash, other receivable, and trade accounts payable significantly increased during the year ended December 31, 2008.  In addition, because certain claims were received from insurers on behalf of customers, the claims payable significantly increased as compared to the year end of 2007.  As of December 31, 2008, there was $1,917 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.

Because the interest rate is maintained at a low level in the recent years, the company purchased publicly traded equity securities with high dividend yield in the last quarter of 2008 for long term investment purpose.  As of December 31, 2008, the market value of the equity securities was $143,621.

The Company has bank and cash equivalents of approximately $5,564,247 as at December 31, 2008.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year end, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $ 261,135.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2008

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

15

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

16

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

17

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

18

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007  19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE – SUITE 1003 – NEW YORK, NY 10038 – TEL (212) 406-7272 – FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALCO, Inc.

We have audited the accompanying consolidated balance sheets of ALCO, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two years ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. at December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years in the two years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Kempisty & Company

Certified Public Accountants, P.C.

New York, New York

March 2, 2009

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$5,564,247	$4,341,015
Commissions receivable, net (Note 5)	360,757	277,130
Enrolment fee receivable	699	2,754
Total current assets	5,925,703	4,620,899

Property, plant and equipment, net (Note 6)	128,934	71,237

Other assets:
Deposit and prepayments	71,046	84,637
Restricted Cash (Note 4)	1,444,178	486,217
Equity investment (Note 7)	143,621	-
Other receivable	436,648	24,675
Total other assets	2,095,493	595,529

Total Assets	$8,150,130	$5,287,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	1,425,946	278,222
Claim payable	99,652	90,332
Other payable	208,293	132,720
Accrued expenses	58,022	46,882
Due to directors (Note 9)	15,496	14,946
Due to Minority shareholders (Note 8)	40,833	40,833
Income tax payable	405	20,910
Deferred revenue	1,917	-
Current portion of obligation from Hire Purchase lease (Note 10)	2,342	2,085
Total Current Liabilities	1,852,906	626,930

Long term portion of obligation from hire purchases lease (Note 10)	3,284	5,626

Minority interest	28,763	12,572

Commitments and contingencies (Note 15)	-	-

Stockholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding as of December 31, 2008 and
2007 (Note 14)	10,150	10,150
Additional Paid-in capital	60,363	60,363
Accumulated other comprehensive income	(5,943)	-
Retained earnings	6,200,607	4,572,024
Stockholders' Equity	6,265,177	4,642,537

Total Liabilities and Stockholders' Equity	$8,150,130	$5,287,665

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year ended December 31,

	2008	2007
Revenues
Commission income	$4,719,681	$4,302,725
Consulting income	146,923	247,921
Website advertising	17,083	10,917
Enrollment fee income	6,410	3,227
Total revenues	4,890,097	4,564,790

Operating Expenses
Salaries	1,540,390	1,317,347
Travel expenses	303,686	309,048
Rents	480,814	468,307
Bad debt expenses	164,353	199,375
Depreciation	31,456	18,568
Exchange loss	15,466	3,536
Other general and administrative	497,522	489,015
Total Operating Expenses	3,033,687	2,805,196

Income (Loss) from Operations	1,856,410	1,759,594

Other Income (Expense)
Interest income	63,307	123,730
Other Income	86,841	109,492
Investment income (Note 7)	1,008	-
Interest expense	(654)	(2,929)
Total Other Income	150,502	230,293

Income before provision
for Income Taxes and Minority Interest	2,006,912	1,989,887

Provision for Income Taxes (Note 12)	321,113	346,944

Income before Minority Interest	1,685,799	1,642,943

Minority Interest	(57,216)	(40,885)

Net Income	$1,628,583	$1,602,058

Other Comprehensive Income
- Net unrealized losses on investments	(5,943)	-

Comprehensive Income	$1,622,640	$1,602,058

Basic and Fully Diluted Earnings per Share	$0.16	$0.16

Weighted average shares outstanding	$10,150,000	$10,028,767

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

	For the Year Ended
	December 31,
	2008	2007
Operating Activities
Net income	$1,628,583	$1,602,058
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	31,456	18,568
Insurance of shares for financial service	-	50,000
Minority interest (income)	57,216	40,885
Fixed asset written off	64	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(83,627)	(45,526)
(Increase)/Decrease in restricted cash	(957,961)	1,117,727
(Increase)/Decrease in enrolment fee receivable	2,055	(2,754)
(Increase)/Decrease in deposit and prepayment	13,591	(28,508)
(Increase)/Decrease in other receivable	(411,973)	7,417
Increase/(Decrease) in accounts payable	1,147,724	(235,524)
Increase/(Decrease) in claims payable	9,320	(1,211,254)
Increase/(Decrease) in other payable	75,573	132,225
Increase/(Decrease) in accrued expenses	11,140	(109,706)
Increase/(Decrease) in deferred income	1,917	(1,917)
Increase/(Decrease) in income tax payable	(20,505)	(10,935)
Net cash (used) / provided by operating activities	1,504,573	1,322,756

Investing Activities
Purchase of fixed assets	(89,217)	(18,816)
Purchase of equity investment	(149,564)	-
Net cash (used) by investing activities	(238,781)	(18,816)

Financing Activities
Overdraft from bank	-	(43,292)
Dividend paid to minority shareholders	(41,025)	(41,026)
Repayment of obligations under finance leases	(2,085)	(1,827)
Loan of amount due to minority shareholders	-	10,256
Repayment of amount due to director	-	(549)
Loan of amount due to director	550	-
Net cash provided / (used) by financing activities	(42,560)	(76,438)

Increase in cash	1,223,232	1,227,502

Cash at beginning of period	4,341,015	3,113,513
Cash at end of period	$5,564,247	$4,341,015

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$654	$2,929
Income taxes	$341,618	$357,878

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances at December 31, 2006	10,000,000	$10,000	$10,513	$2,969,966	$-	$2,990,479

Common stock issued for
acquisition of corporate
finance service	150,000	150	49,850	-	-	50,000

Net income	-	-	-	1,602,058	-	1,602,058	$1,602,058

Balances at December 31, 2007	10,150,000	10,150	60,363	4,572,024	-	4,642,537	1,602,058

Net income				1,628,583	-	1,628,583	1,625,583

Net unrealized losses
on investments	-	-	-	-	(5,943)	(5,943)	(5,943)

Balances at December 31, 2008	10,150,000	$10,150	$60,363	$6,200,607	$(5,943)	$6,265,177	$1,622,640

See Notes to Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 1 – ORGANIZATION AND OPERATIONS

Description of Business

ALCO, Inc. (“ALCO,” “we,” “us,” the “Company”) was incorporated under the laws of the State of Nevada on June 7, 1999 as Seahorse, Inc. and changed its name to Lotus Capital Corp. (“Lotus”) on September 20, 2004.  The Company changed its name to ALCO, Inc. on February 13, 2006.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The consolidated financial statements have been prepared in accordance with US GAAP and the instructions to Form 10-K and Regulation S-K.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and 2007 for all periods presented have been made.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Commissions and Other Receivables

Commissions and other receivables are recognized and carried at original invoice amount less an allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount becomes questionable.

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

Allowances are applied to commissions and other receivables where events or changes in circumstance indicate that the balances may not be collectible.  The identification of doubtful debts requires the use of judgment and estimates as mentioned above.  Where the expectation on or the actual recoverability of commissions and other receivables is different from the original estimate, such difference will impact the carrying value of commissions and other receivables and doubtful debts expenses in the periods in which such estimate is changed or the receivable are collected.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008.  The provisions of SFAS 157 are to be applied prospectively.

SFAS 157 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under SFAS 157, fair value measurements are not adjusted for transaction cost.  SFAS 157 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:

Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:

Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:

Unobservable inputs.  Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Long-Lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 3 – CASH

	December 31,	December 31,
Cash consist of the following:	2008	2007

Cash in hand	$6,991	$6,436
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	3,014,960	1,816,445
United Overseas Bank	5,657	5,459
Bank of China	5,254	5,331
Cash in bank - Fixed Deposit	2,531,385	2,507,344
	$5,564,247	$4,341,015

Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.

Although the cash balances are not insured, however, starting in September 2006, cash balances (except accounts with overdraft facilities) are protected by the Deposit Protection Scheme which is maintaining by the Hong Kong Deposit Protection Board, an independent statutory body established under the Deposit Protection Scheme Ordinance (Cap. 581).

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

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance for December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007

Restricted cash	$1,444,178	$486,217

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 5 – COMMISSIONS RECEIVABLE

	December 31,	December 31,
Commissions receivable consist of the following:	2008	2007

Commissions receivable	$663,649	$490,651
Less: allowances for doubtful accounts	302,892	213,521
	$360,757	$277,130

Note 6 – PROPERTY, PLANT AND EQUIPMENT

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2008	2007

Furniture and fixtures	$164,403	$157,836
Office equipment	153,803	117,533
Leasehold improvements	97,595	93,255
Motor Vehicle	41,787	-
	457,588	368,624
Less: Accumulated depreciation	328,654	297,387
	$128,934	$71,237

Depreciation expense for the years ended December 31, 2008 and 2007 was $31,456 and $18,568 respectively.

Note 7 – FAIR VALUE OF INVESTMENTS AND INVESTMENT INCOME

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at December 31, 2008:

		Fair value
Assets	Fair value	Hierarchy
Stocks	$143,621	Level 1

At December 31, 2008, unrealized losses of $5,943 are related to investments listed in Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2008	2007

Dividend from the publicly traded equity securities	$1,008	$-

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 8 – DUE TO MINORITY SHAREHOLDERS

	December 31,	December 31,
Due to shareholders consist of the following:	2008	2007

CSC Enterprises Development (HK) Co Ltd	$41,025	$41,025
Chiang Wei Heng Henry	(128)	(128)
Chin Tsu- Kuang	(64)	(64)
	$40,833	$40,833

Note 9 – DUE TO DIRECTORS

	December 31,	December 31,
Due to directors consist of the following:	2008	2007

Andrew Liu Fu Kang	$15,496	$14,946

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The related contractual obligations are summarized as follows:

	2009	2010	2011	Total

Payment Due	$2,738	$2,738	$685	$6,161
Less: Interest	396	139	0	535

Principle	$2,342	$2,599	$685	$5,626

The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense in 2008 is $1,611 with the same amount in 2007.  The principal due within one year is the current portion of long term debt and classified as current liability.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2008	2007
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$143,077	$143,077
HK Office Room 502B	Fortune Ocean Ltd	46,154	46,154
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang	30,769	51,282
Director (Andrew) quarter	First Pacific Development Ltd	20,000	20,000
		$240,000	$260,513

Note 12 – INCOME TAXES

The Company's effective tax rate for the year ended December 31, 2008 and 2007 was 16.50% and 17.50%, respectively.  The provisions for income taxes for the year ended December 31, 2008 and 2007 are summarized as follows:

Hong Kong only:	2008	2007

Current	$321,113	$346,944
Deferred	-	-
	$321,113	$346,944

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2009	2010	Total

Carmel Hill, Hong Kong (Director Quarter)	$138,462	$69,231	$207,692
Room 1618A, Bank of America Tower, Hong Kong (Hong Kong Office)	34,981	-	34,981
Union Building, Shanghai, China (Shanghai Office)	18,462	-	18,462
	$191,904	$69,231	$261,135

The Company has three material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is 2 years beginning July 19, 2008 with a minimum lease commitment of $207,692.  The initial term of the lease arrangement for the Hong Kong Office is 2 years beginning November 30, 2007 with a minimum lease commitment of $34,981.  For the Shanghai Office, the initial term of the lease is 2 years beginning July 3, 2007 with a minimum lease commitment of $18,462.  All the lease arrangements mentioned above have no renewal option and rent holiday.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance of the achievement of these objectives.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	48	President and Chairman of the Board	2005
John Liu Shou Kang	49	Director	2005
Colman Au Kwok Wai	42	Chief Financial Officer, Secretary	2008

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2008, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2006, 2007 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Andrew Liu, CEO	2006	$151,474	$53,689	--	--	--	--	$21,538 (1)	$226,701
	2007	$169,488	$39,103	--	--	--	--	$52,099 (2)	$260,690
	2008	$207,194	$47,976	--	--	--	--	$55,948 (3)	$311,118
Yip Kam Ming, ex-CFO	2006	$66,848	$8,333	--	--	--	--	$17,333 (4)	$92,514
	2007	$75,692	$6,564	--	--	--	--	$18,153 (5)	$100,409
	2008	--	--	--	--	--	--	--	--

Colman Au, CFO	2006	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--
	2008	$90,947	$7,566	--	--	--	--	$1,538 (6)	$100,051

(1)

Includes expense reimbursement of $20,000 and Mandatory Provident Fund contributions of $1,538.

(2)

Includes expense reimbursement of $50,561 and Mandatory Provident Fund contributions of $1,538.

(3)

Includes expense reimbursement of $54,410 and Mandatory Provident Fund contributions of $1,538.

(4)

Includes expense reimbursement of $15,795 and Mandatory Provident Fund contributions of $1,538.

(5)

Includes expense reimbursement of $16,615 and Mandatory Provident Fund contributions of $1,538.

(6)

Being Mandatory Provident Fund contributions of $1,538.

The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong.  Most employees and employers are required to contribute monthly to schemes provided by government approved private organizations.  Contributions are based on a percentage of an employee’s salaries.  The contribution vests fully with the employee immediately upon payment into the scheme.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2008.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	$255,170	--	--	--	--	$55,947	$311,117
John Liu	$145,867	--	--	--	--	$ 52,847 (1)	$198,714

(1)

Includes expense reimbursement of $51,309 and Mandatory Provident Fund contributions of $1,538

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No officer, director, promoter, or affiliate of ALCO has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by ALCO through security holdings, contracts, options, or otherwise.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Kempisty & Co, CPA for audit of the Company’s annual financial statements were $38,500 and $40,000 for the fiscal year ended December 31, 2007 and December 31, 2008 respectively.  The aggregate fees billed by Kempisty & Co, CPA for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q/10-QSB during 2008 and 2007 were $11,700 and $10,500 respectively.

(2) Kempisty & Co, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2008.

Tax Fees

(3) The aggregate fees billed by Kempisty & Co, CPA for tax compliance, tax advice and tax planning were $2,500 for the fiscal year ended December 31, 2007.  The aggregate fees accrued but not yet billed were $2,500 for the fiscal year ended December 31, 2008.

All Other Fees

(4) Kempisty & Co, CPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2008.

Audit Committee’s Pre-approval policies and procedures

(5) ALCO, which is not yet publicly traded, does not have an audit committee.  The current board of directors functions as the audit committee.

ITEM 15. EXHIBITS

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:  March 27, 2009

By: /s/ Colman Au, Chief Financial Officer

Date:  March 27, 2009

By: /s/ John Liu, Director

Date:  March 27, 2009

40