Form 10-K/A
period 2008-12-31
ALCO, INC.
filed 2009-04-08
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

INDEX

PART I

4

ITEM 1. BUSINESS

4

BACKGROUND

4

PRINCIPAL PRODUCTS AND SERVICES

5

DESCRIPTION OF INDUSTRY

6

GOVERNMENT REGULATION

7

CUSTOMERS AND MARKETING

7

COMPETITION

7

EMPLOYEES

8

REPORTS TO SECURITY HOLDERS

8

ITEM 1A. RISK FACTORS

8

ITEM 1B. UNRESOLVED STAFF COMMENTS

8

ITEM 2. PROPERTIES

8

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

9

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  9

ITEM 6. SELECTED FINANCIAL DATA

9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

38

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

38

ITEM 15. EXHIBITS

39

EXPLANATORY NOTE – The Company is filing this amended report on Form 10-K/A for the purpose of amending its Annual Report on Form 10-K filed on March 27, 2009.  This amendment is filed solely for the purpose of correcting certain typographical errors in the original filing on Form 10-K.

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

15

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

16

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

17

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

18

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007  19

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

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year ended December 31,

	2008	2007
Revenues
Commission income	$4,719,681	$4,302,725
Consulting income	146,923	247,921
Website advertising	17,083	10,917
Enrollment fee income	6,410	3,227
Total revenues	4,890,097	4,564,790

Operating Expenses
Salaries	1,540,390	1,317,347
Travel expenses	303,686	309,048
Rents	480,814	468,307
Bad debt expenses	164,353	199,375
Depreciation	31,456	18,568
Exchange loss	15,466	3,536
Other general and administrative	497,522	489,015
Total Operating Expenses	3,033,687	2,805,196

Income (Loss) from Operations	1,856,410	1,759,594

Other Income (Expense)
Interest income	63,307	123,730
Other Income	86,841	109,492
Investment income (Note 7)	1,008	-
Interest expense	(654)	(2,929)
Total Other Income	150,502	230,293

Income before provision
for Income Taxes and Minority Interest	2,006,912	1,989,887

Provision for Income Taxes (Note 12)	321,113	346,944

Income before Minority Interest	1,685,799	1,642,943

Minority Interest	(57,216)	(40,885)

Net Income	$1,628,583	$1,602,058

Other Comprehensive Income
- Net unrealized losses on investments	(5,943)	-

Comprehensive Income	$1,622,640	$1,602,058

Basic and Fully Diluted Earnings per Share	$0.16	$0.16

Weighted average shares outstanding	10,150,000	10,028,767

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

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Accumulated
	Common Stock		Additional	Retained	Other
	$0.001 Par Value		Paid-in	Earnings	Comprehensive		Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total	Income

Balances at December 31, 2006	10,000,000	$10,000	$10,513	$2,969,966	$-	$2,990,479

Common stock issued for
acquisition of corporate
finance service	150,000	150	49,850	-	-	50,000

Net income	-	-	-	1,602,058	-	1,602,058	$1,602,058

Balances at December 31, 2007	10,150,000	10,150	60,363	4,572,024	-	4,642,537	1,602,058

Net income				1,628,583	-	1,628,583	1,625,583

Net unrealized losses
on investments	-	-	-	-	(5,943)	(5,943)	(5,943)

Balances at December 31, 2008	10,150,000	$10,150	$60,363	$6,200,607	$(5,943)	$6,265,177	$1,622,640

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

Date: April 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:  April 8, 2009

By: /s/ Colman Au, Chief Financial Officer

Date:  April 8, 2009

By: /s/ John Liu, Director

Date: April 8, 2009

40