Form 10-Q
period 2009-03-31
ALCO, INC.
filed 2009-05-15
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes ☐   No ☐  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March, 2009, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS MARCH 31, 2009 AND 2008

5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008  6

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008  7

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2009  8

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEAR ENDED DECEMBER 31, 2008

9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4(T). CONTROLS AND PROCEDURES

26

PART II - OTHER INFORMATION

27

ITEM 1. LEGAL PROCEEDINGS

27

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

27

ITEM 5. OTHER INFORMATION

27

ITEM 6. EXHIBITS

28

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2008.

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$5,605,907	$5,564,247
Commissions receivable, net (Note 5)	613,641	360,757
Enrolment fee receivable	689	699
Total current assets	6,220,237	5,925,703

Property, plant and equipment, net (Note 6)	120,960	128,934

Other assets:
Deposit and prepayments	69,939	71,046
Restricted Cash (Note 4)	2,480,070	1,444,178
Equity investment (Note 7)	120,858	143,621
Other receivable	443,361	436,648
Total other assets	3,114,228	2,095,493

Total Assets	$9,455,425	$8,150,130

LIABILITIES
Current Liabilities:
Trade accounts payable	2,615,351	1,425,946
Claim payable	79,854	99,652
Other payable	185,228	208,293
Accrued expenses	8,300	58,022
Due to directors (Note 9)	15,091	15,496
Due to Minority shareholders (Note 8)	-	41,025
Income tax payable	52,009	405
Deferred revenue	12,417	1,917
Current portion of obligation from Hire Purchase lease (Note 10)	2,406	2,342
Total Current Liabilities	2,970,656	1,853,098
Long term portion of obligation from hire purchases lease (Note 10)	2,658	3,284
Commitments and contingencies (Note 15)	-	-
Total Liabilities	2,973,314	1,856,382

EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding (Note 14)	10,150	10,150
Additional Paid-in capital	60,363	60,363
Subscription receivable	(192)	(192)
Accumulated other comprehensive income	(87,932)	(5,943)
Retained earnings	6,459,534	6,200,607
Total ALCO, Inc. shareholders' equity	6,441,923	6,264,985

Noncontrolling interest	40,188	28,763

Total equity	6,482,111	6,293,748

Total Liabilities and Equity	$9,455,425	$8,150,130

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues
Commission income	$1,000,797	$1,151,716
Consulting income	24,944	42,417
Website advertising	3,500	-
Enrollment fee income	453	430
Total revenues	1,029,694	1,194,563

Operating Expenses
Salaries	426,195	332,026
Travel expenses	51,256	62,826
Rents	123,838	116,306
Bad debt expenses	-	12,507
Depreciation	8,554	7,017
Exchange loss	5,394	588
Other general and administrative	101,472	115,301
Total Operating Expenses	716,709	646,571

Income from Operations	312,985	547,992

Other Income (Expense)
Interest income	2,252	24,915
Other Income	4,646	2,754
Investment income (Note 7)	2,196	-
Interest expense	(123)	(189)
Total Other Income	8,971	27,480

Income before provision
for Income Taxes and noncontrolling interest	321,956	575,472

Provision for Income Taxes (Note 12)	51,604	97,862

Net Income	270,352	477,610

Less: Net income attributable to the noncontrolling interest	(11,425)	(10,549)

Net Income attributable to ALCO, Inc.	$258,927	$467,061

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc. common shareholders	$0.03	$0.05

Weighted average shares outstanding	10,150,000	10,150,000

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$270,352	$477,610
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	8,554	7,017
Fixed asset written off	-	63
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(252,884)	(235,550)
(Increase)/Decrease in restricted cash	(1,035,892)	(812,336)
(Increase)/Decrease in enrolment fee receivable	10	1,796
(Increase)/Decrease in deposit and prepayment	1,107	(420)
(Increase)/Decrease in other receivable	(6,713)	(67,189)
Increase/(Decrease) in accounts payable	1,189,405	460,553
Increase/(Decrease) in claims payable	(19,798)	103,794
Increase/(Decrease) in other payable	(23,065)	557,333
Increase/(Decrease) in accrued expenses	(49,722)	(1,549)
Increase/(Decrease) in deferred income	10,500	-
Increase/(Decrease) in income tax payable	51,604	97,862
Net cash (used) / provided by operating activities	143,458	588,984

Investing Activities
Purchase of fixed assets	(580)	(55,389)
Purchase of equity investment	(59,226)	-
Net cash (used) by investing activities	(59,806)	(55,389)

Financing Activities
Repayment of obligations under finance leases	(562)	(497)
Dividend paid to minority shareholders	(41,025)	-
Repayment of amount due to director	(405)	(76)
Net cash provided / (used) by financing activities	(41,992)	(573)

Increase in cash	41,660	533,022

Cash at beginning of period	5,564,247	4,341,015
Cash at end of period	$5,605,907	$4,874,037

Supplemental Disclosures of Cash Flow Information:
Cash paid (receive) during year for:
Interest	$123	$189
Income taxes	$-	$-

See Notes to Financial Statements

ALCO, INC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net Income	$270,352	$477,610

Other comprehensive income
Unrealized holding loss on available-for-sale securities	(81,989)	-

Comprehensive Income	188,363	477,610
Comprehensive income attributable to the noncontrolling interest	(11,425)	-

Comprehensive Income attributable to ALCO, Inc.	$176,938	$477,610

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

			ALCO, Inc Shareholders
				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in	Subscription	Noncontrolling
	Total	Income	Earnings	Income	Stock	Capital	Receivable	Interest
Balance at December 31, 2008	$6,293,748	$-	$6,200,607	$(5,943)	$10,150	$60,363	$(192)	$28,763

Comprehensive income:
Net income (loss)	270,352	270,352	258,927					11,425
Other comprehensive income
Unrealized holding loss on securities	(81,989)	(81,989)		(81,989)

Comprehensive income	188,363	$188,363

Dividend paid	-

Balance at March 31, 2009	$6,482,111		$6,459,534	$(87,932)	$10,150	$60,363	(192)	$40,188

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEAR ENDED DECEMBER 31, 2008

(AUDITED)

			ALCO, Inc Shareholders
				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in	Subscription	Noncontrolling
	Total	Income	Earnings	Income	Stock	Capital	Receivable	Interest
Balance at December 31, 2007	$4,654,917	$-	$4,572,024	$-	$10,150	$60,363	$(192)	$12,572

Comprehensive income:
Net income (loss)	1,685,799	1,685,799	1,628,583					57,216
Other comprehensive income
Unrealized holding loss on securities	(5,943)	(5,943)		(5,943)

Comprehensive income	1,679,856	$1,679,856

Dividend paid	(41,025)							(41,025)

Ending Balance at December 31, 2008	$6,293,748		$6,200,607	$(5,943)	$10,150	$60,363	(192)	$28,763

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

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

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALCO, INC.<

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 16.5% in 2008 and 2009.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

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

Related Party Transactions

The Company rents office space in Hong Kong and quarter in Shanghai from a director and the companies owned by directors of the Company.  The rental payments to them are of the opinion that the agreement was entered into in the normal course of business and on mutually agreed terms.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Principles

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions.  SFAS No. 141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141R effective January 1, 2009.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009 because we did not complete any business combinations in the first quarter of 2009.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  We adopted SFAS No. 160 effective January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  We adopted SFAS No. 160 effective January 1, 2009.  The adoption of SFAS 161 had no impact on the Financial Statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  We adopted SFAS No. 142-3 effective January 1, 2009. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  We adopted EITF 03-6-1 effective January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009.  The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments”.  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 3 – CASH

Cash consists of the following:	March 31,	December 31,
	2009	2008

Cash on hand	$6,670	$6,991
Cash in Bank – Saving & Checking
- China Construction Bank (Asia)	3,024,395	3,014,960
- Bank of China	5,177	5,254
- United Overseas Bank	3,657	5,657
- Sun Hung Kai Financial	33,066	-
- Cash in bank – Fixed Deposit	2,532,942	2,513,385
	$5,605,907	$5,564,247

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

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance for March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Restricted cash	$2,480,070	$1,444,178

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 5 – COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	March 31, 2009	December 31, 2008

Commissions receivable	$879,929	$663,649
Less: allowances for doubtful accounts	265,288	302,892
	$613,641	$360,757

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	March 31, 2009	December 31, 2008

Furniture and fixtures	$164,402	$164,403
Office equipment	154,383	153,803
Leasehold improvements	97,595	97,595
Motor vehicle	41,787	41,787
	458,168	457,588
Less: Accumulated depreciation	337,208	328,654
	$120,960	$128,934

Depreciation expense for the three months ended March 31, 2009 was $8,554 and for the year ended December 31, 2008 was $31,456.

Note 7 – FAIR VALUE OF INVESTMENTS AND INVESTMENT INCOME

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at March 31, 2009 and December 31, 2008 are as follows:

Assets	Fair value		Fair value Hierarchy
	March 31, 2009	December 31, 2008

Stocks	$120,858	$143,621	Level 1

At March 31, 2009 and December 31, 2008, unrealized losses of $81,989 and $5,943 respectively are related to investments listed in Hong Kong Stock Exchange.

	Three Months Ended	Year Ended
Investment Income	March 31, 2009	December 31, 2008

Dividend from the publicly traded equity securities	$2,196	$1,008

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 8 – DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	March 31, 2009	December 31, 2008

CSC Enterprises Development (HK) Co Ltd	$-	$41,025

Note 9 – DUE TO DIRECTORS

Due to directors consist of the following:	March 31,	December 31,
	2009	2008

Andrew Liu Fu Kang-Traveling Allowance	$15,091	$15,496

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The related contractual obligations are summarized as follows:

	2009	2010	2011	Total

Payment Due	$2,054	$2,738	$685	$5,477
Less: Interest	274	139	-	413

Principle	$1,780	$2,599	$685	$5,064

The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense was $403 in the first three months of 2009 and 2008.  The principal due within one year is the current portion of long term debt and classified as current liability.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and quarter in Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following for the three months ended:

		March 31,
Location	Landlord	2009	2008

HK Office Room 501 and 502A	Fortune Ocean Ltd	$35,769	$35,769
HK Office Room 502B	Fortune Ocean Ltd	11,538	11,538
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang	7,692	7,692
Director (Andrew) quarter	First Pacific Development Ltd	5,000	5,000
		$59,999	$59,999

Note 12 – INCOME TAXES

The Company's effective tax rates for the three months ended March 31, 2009 and 2008 was 16.50% and 17.50% respectively.  The provisions for income taxes for the three months ended March 31, 2009 and 2008 are summarized as follows:

Hong Kong only:	2009	2008

Current	$51,604	$97,862
Deferred	-	-
	$51,604	$97,862

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

 (UNAUDITED)

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2009 (April – December)	2010	Total

Carmel Hill, Hong Kong (Director Quarter)	$103,846	$69,231	$173,077
Room 1618A, Bank of America Tower, Hong Kong (Hong Kong Office)	25,441	-	25,441
Union Building, Shanghai, China (Shanghai Office)	9,077	-	9,077
	$138,364	$69,231	$207,595

The Company has three material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2008 with a minimum lease commitment of $173,077.  The initial term of the lease arrangement for the Hong Kong Office is two years beginning November 30, 2007 with a minimum lease commitment of $25,441.  For the Shanghai Office, the initial term of the lease is two years beginning July 3, 2007 with a minimum lease commitment of $9,077.  All the lease arrangements mentioned above have no renewal option and rent holiday.

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

PLAN OF OPERATIONS

Because of the recent worldwide financial turmoil, the volume of international trade is dramatically reduced which has led to declining volumes in the shipping industry.  As a result of the reduced volume of shipping there is excess tonnage supply in the shipping market which has led to a large volume of layup of ships and the likelihood that some poorly funded owners and operators will face severe financial problems.  Declining volumes of shipping and the resulting layup of ships has had an adverse impact on our business.  In order to deal with the current turmoil and uncertainty created by the unique financial and economic climate, our plan for 2009 consists of improvement of our cost competitiveness, enhancement of credit control and marketing function.

In an effort to improve our cost competitiveness, we will review our existing operating processes and procedures to identify areas for improvement and revise them where necessary to ensure improved efficiency and effectiveness.  In order to enhance our credit controls, we are closely monitoring the aging of client premium receivable and aiming to increase the receivable turnover.  For purposes of the enhancement of marketing functions, we intend to allocate more resources to this function such as allotting more manpower and time in promoting the company’s business, expanding our market share in the marine insurance business and enhancing the level of service that we provide to our customers.

We do have a plan to hire additional employees in the next twelve months to enhance our marketing and consultancy service functions.  However, this plan will depend largely on the availability of working capital, which we may not have or be able to raise.  Because there is no assurance that working capital will be available to us, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Revenue

Revenues for the three months ending March 31, 2009 were $1,029,694, as compared to revenues of $1,194,563 for the three month ending March 31, 2008.  This decrease of $164,869, or approximately 13.8%, was mainly due to decreases in commission income from the existing clients.

Commission income for the three month period ended March 31, 2009 was $1,000,797 as compared to $1,151,716 for the same period of 2008.  The decrease of commission income $150,919, or approximately 13.1%, was due to a decrease in insurance premium paid by customers to insurers as a result of the fact that worldwide financial turmoil caused a decrease in shipping activity and a the layup of a large volume of ships.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the three months ending March 31, 2009 was $321,956 compared to $575,472 for the three month period ended March 31, 2008.  The decrease in pre-tax profit of $253,516, or approximately 44.1%, was mainly due to a decrease in revenues together with an increase in operating expenses during the three months ended March 31, 2009.  Causes for the operating expense increase will be discussed in the section of operating expenses below.  For the interest income, the decrease was mainly due to the low interest rate environment in the market.

Operating expenses

Operating expenses for the three months ending March 31, 2009 were $716,709 as compared to $646,571 for the three month period ended March 31, 2008.  The increase of $70,138 (or approximately 10.8%) was mainly due to the increases in salaries, rents, depreciation and exchange loss during the three months ended March 31, 2009, which were partially offset by a reduction in  travel expenses and in general and administrative expenses.

 The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $94,169 or 28.4% from $332,026 for the three months ended March 31, 2008 to $426,195 for the comparable period of 2009.  The increase in salary expenses was mainly due to increases in headcounts and pay rates.

■

Rent – increased $7,532 or 6.5% from $116,306 for the three months ended March 31, 2008 to $123,838 for the same period of 2009.  The increase was mainly due to increase in rental rate.

■

Depreciation – increased $1,537 or 21.9% from $7,017 for the three month ended March 31, 2008 to $8,554 for the same period of 2009.  The increase was primarily due to the addition of fixed assets during the year of 2008.

■

Exchange loss – increased $4,806 or 817.3% from $588 for the three month ended March 31, 2008 to $5,394 for the same period of 2009.  The increase was mainly because depreciation of US dollar against HK dollar during 2009.

■

Travel Expenses – decreased by $11,570 or approximately 18.4% from $62,826 for the three months ended March 31, 2008 to $51,256 for the three months ended March 31, 2009.  The decrease was the result of the imposition of limitations on travel in order to reduce operating expenses.

■

Other General and Administrative Expenses - decreased by $13,829, or approximately 12%, from $115,301 for the three months ended March 31, 2008, to $101,472 for the three months ended March 31, 2009.  The decrease was the result of tightening of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2009, cash provided by operating activities totaled $143,458.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, other receivables, accounts payable, deferred income and income tax payable partially offset by a decrease in enrollment fees receivable, deposits and prepayments, claims payables, other payables and accrued expenses.  For the three month ended March 31, 2008, cash provided by operating activities totaled $588,984.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, deposit and prepayment, other receivable, accounts payable, claims payable, and income tax payable partially offset by a decrease in enrolment fee receivable and accrued expenses.

Net cash provided by operating activities for the three month ended March 31, 2009 decreased by $445,526, or approximately 75.6%, as compared to the same period of 2008.  The decrease of net cash flow was mainly due to the decrease of net income in the first quarter of 2009 as compared to the first quarter of 2008.

For the three month ended March 31, 2009, cash used in investing activities amounted to $59,806.  The use of funds was for the purchase of office equipment and equity investment for long term investment purpose.  For the same period of 2008, cash used in investing activities amounted to $55,389.  The use of funds was for the purchases of office equipment, furniture and fittings, motor vehicles and leasehold improvement.

For the three months ended March 31, 2009, cash used in finance activities totaled $41,992 which was due to repayment of obligations under finance leases, dividend paid to minority shareholder and repayment of amount due to director.  For the same period of 2008, cash used by financing activities amounted to $573 which was due to repayment of obligation under finance leases and amount due to director.

Assets and liabilities

For the three months ended March 31, 2009, the Group’s balance sheet reflects total assets of $9,455,425 and total liabilities of $2,973,314.  These items increased $1,305,295 (16.0%) and $1,116,932 (60.2%), respectively, as compared to the year ended December 31, 2008.  The increase of total assets was mainly due to increases in cash and cash equivalents, commission receivable, restricted cash and other receivables.  In addition, the increase of total liabilities was due to increases of trade accounts payable, income tax payable and deferred revenue.  Because the annual insurance renewal took place during the first quarter of 2009, commissions receivable as well as the related balance sheet items such as restricted cash, other receivable, and trade accounts payable significantly increased during the three month period March 31, 2009.  In addition, because certain claims received from insurers on behalf of customers was paid to customers, the claims payable decreased as compared to the year end of 2008.  As of March 31, 2009, there was $12,417 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.

The Group has bank deposits and cash equivalents of approximately $5,605,907 as of March 31, 2009.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end, the Company had no commitments for capital expenditures or off-balance sheet arrangements, and had lease commitments of $207,595.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Notes to Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three month ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 15, 2009

By: /s/ John Liu, Director

Date:  May 15, 2009

By: /s/ Colman Au, Chief Financial Officer

Date:  May 15, 2009