Form 10-Q
period 2009-06-30
ALCO, INC.
filed 2009-08-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Jane 30, 2009

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2009, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

7

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

8

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE SIX MONTHS ENDED JANE 30, 2009

9

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEAR ENDED DECEMBER 31, 2008

10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4(T). CONTROLS AND PROCEDURES

27

PART II - OTHER INFORMATION

28

ITEM 1. LEGAL PROCEEDINGS

28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

28

ITEM 5. OTHER INFORMATION

28

ITEM 6. EXHIBITS

29

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$6,002,570	$5,564,247
Commissions receivable, net (Note 5)	734,657	360,757
Enrolment fee receivable	779	699
Total current assets	6,738,006	5,925,703

Property, plant and equipment, net (Note 6)	114,873	128,934

Other assets:
Deposit and prepayments	69,939	71,046
Restricted Cash (Note 4)	1,579,142	1,444,178
Equity investment (Note 7)	266,808	143,621
Other receivable	449,630	436,648
Total other assets	2,365,519	2,095,493

Total Assets	$9,218,398	$8,150,130

LIABILITIES
Current Liabilities:
Trade accounts payable	1,661,050	1,425,946
Claim payable	32,517	99,652
Other payable	198,765	208,293
Accrued expenses	8,060	58,022
Due to directors (Note 9)	15,091	15,496
Due to Minority shareholders (Note 8)	-	41,025
Income tax payable	161,426	405
Deferred revenue	8,917	1,917
Current portion of obligation from Hire Purchase lease (Note 10)	2,470	2,342
Total Current Liabilities	2,088,296	1,853,098

Long term portion of obligation from hire purchases lease (Note 10)	2,016	3,284
Commitments and contingencies (Note 15)	-	-

Total Liabilities	2,090,312	1,856,382

EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding (Note 14)	10,150	10,150
Additional Paid-in capital	60,363	60,363
Subscription receivable	(192)	(192)
Accumulated other comprehensive income	22,749	(5,943)
Retained earnings	6,973,542	6,200,607
Total ALCO, Inc. shareholders' equity	7,066,612	6,264,985

Noncontrolling interest	61,474	28,763

Total equity	7,128,086	6,293,748

Total Liabilities and Equity	$9,218,398	$8,150,130

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Commission income	$1,295,338	$1,166,983	$2,296,135	$2,318,699
Consulting income	69,438	18,499	94,382	60,916
Website advertising	3,500	10,083	7,000	10,083
Enrollment fee income	-	1,737	453	2,167
Total revenues	1,368,276	1,197,302	2,397,970	2,391,865

Operating Expenses
Salaries	391,535	367,426	817,730	699,452
Travel expenses	63,884	89,751	115,140	152,577
Rents	121,381	118,696	245,219	235,002
Bad debt expenses	-	-	-	12,507
Depreciation	8,622	7,677	17,176	14,694
Exchange loss	3,471	507	8,865	1,095
Other general and administrative	148,975	144,862	250,447	260,163
Total Operating Expenses	737,868	728,919	1,454,577	1,375,490

Income from Operations	630,408	468,383	943,393	1,016,375

Other Income (Expense)
Interest income	1,066	13,825	3,318	38,740
Other Income	10,824	16,379	15,470	19,133
Investment income (Note 7)	2,520	-	4,716	-
Interest expense	(107)	(170)	(230)	(359)
Total Other Income	14,303	30,034	23,274	57,514

Income before provision for
Income Taxes and Noncontrolling Interest	644,711	498,417	966,667	1,073,889

Provision for Income Taxes (Note 12)	109,417	91,763	161,021	189,625

Net Income	535,294	406,654	805,646	884,264

Less: Net income attributable to
the noncontrolling interest	(21,286)	(15,419)	(32,711)	(25,968)

Net Income attributable to ALCO, Inc.	514,008	391,235	$772,935	$858,296

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	0.05	0.04	$0.08	$0.08

Weighted average shares outstanding	10,150,000	10,150,000	10,150,000	10,150,000

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$805,646	$884,264
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	17,176	14,694
Fixed asset written off	-	65
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(373,900)	(92,035)
(Increase)/Decrease in restricted cash	(134,964)	(2,263)
(Increase)/Decrease in enrolment fee receivable	(80)	(2,940)
(Increase)/Decrease in deposit and prepayment	1,107	4,740
(Increase)/Decrease in other receivable	(12,982)	(410,894)
Increase/(Decrease) in accounts payable	235,104	212,705
Increase/(Decrease) in claims payable	(67,135)	15,035
Increase/(Decrease) in other payable	(9,528)	(50,402)
Increase/(Decrease) in accrued expenses	(49,962)	(39,682)
Increase/(Decrease) in deferred income	7,000	8,917
Increase/(Decrease) in income tax payable	161,021	189,625
Net cash provided by operating activities	578,503	731,829

Investing Activities
Purchase of fixed assets	(3,115)	(71,651)
Purchase of equity investment	(94,495)	-
Net cash (used) by investing activities	(97,610)	(71,651)

Financing Activities
Loan of amount due to director	-	550
Repayment of obligations under finance leases	(1,140)	(1,011)
Repayment of amount due to minority shareholders	(41,025)	(41,025)
Repayment of amount due to director	(405)
Net cash (used) by financing activities	(42,570)	(41,486)

Increase in cash	438,323	618,692

Cash at beginning of period	5,564,247	4,341,015
Cash at end of period	$6,002,570	$4,959,707

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$230	$359
Income taxes	$-	$-

See Notes to Financial Statements

ALCO, INC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Income	$535,294	$406,654	$805,646	$884,264

Other comprehensive income
Unrealized holding gain on available-for-sale securities	110,681	-	28,692	-

Comprehensive Income	645,975	406,654	834,338	884,264
Comprehensive income attributable to the noncontrolling interest	(21,286)	(15,419)	(32,711)	(25,968)

Comprehensive Income attributable to ALCO, Inc.	624,689	$391,235	$801,627	$858,296

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE SIX MONTHS ENDED JANE 30, 2009

(UNAUDITED)

			ALCO, Inc Shareholders
				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in	Subscription Noncontrolling
	Total	Income	Earnings	Income	Stock	Capital	Receivable	Interest
Balance at December 31, 2008	$6,293,748	$-	$6,200,607	$(5,943)	$10,150	$60,363	$(192)	$28,763

Comprehensive income:
Net income (loss)	805,646	805,646	772,935					32,711
Other comprehensive income
Unrealized holding gain on securities	28,692	28,692		28,692

Comprehensive income	834,338	$834,338

Dividend paid	-

Balance at June 30, 2009	$7,128,086		$6,973,542	$22,749	$10,150	$60,363	(192)	$61,474

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

JUNE 30, 2009

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

JUNE 30, 2009

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

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

JUNE 30, 2009

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

JUNE 30, 2009

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

JUNE 30, 2009

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

JUNE 30, 2009

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged.  This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued.  For ALCO, this standard was effective beginning April 1, 2009.  The additional disclosures required by this standard are included in Note 1.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” and approved the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative nongovernmental US GAAP.  The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  For Alco, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification.  Accordingly, this standard will not have an impact on ALCO’s consolidated results of operations or financial condition.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 3 – CASH

Cash consists of the following:	June 30,	December 31,
	2009	2008

Cash on hand	$5,849	$6,991
Cash in Bank – Saving & Checking
- China Construction Bank (Asia)	3,456,223	3,014,960
- Bank of China	5,177	5,254
- United Overseas Bank	1,734	5,657
- Sun Hung Kai Financial	58	-
- Cash in bank – Fixed Deposit	2,533,529	2,513,385
	$6,002,570	$5,564,247

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

Note 4 – RESTRICTED CASH

Restricted cash are cash balances held by the company, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance for June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Restricted cash	$1,579,142	$1,444,178

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 5 – COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	June 30, 2009	December 31, 2008

Commissions receivable	$1,005,953	$663,649
Less: allowances for doubtful accounts	271,296	302,892
	$734,657	$360,757

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	June 30, 2009	December 31, 2008

Furniture and fixtures	$164,605	$164,403
Office equipment	156,371	153,803
Leasehold improvements	97,940	97,595
Motor vehicle	41,787	41,787
	460,703	457,588
Less: Accumulated depreciation	345,830	328,654
	$114,873	$128,934

Depreciation expense for the six months ended June 30, 2009 was $17,176 and for the year ended December 31, 2008 was $31,456.

Note 7 – FAIR VALUE OF INVESTMENTS AND INVESTMENT INCOME

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at June 30, 2009 and December 31, 2008 are as follows:

Assets	Fair value		Fair value Hierarchy
	June 30, 2009	December 31, 2008

Stocks	$266,808	$143,621	Level 1

At June 30, 2009 and December 31, 2008, unrealized gain of $22,749 and loss of $5,943 respectively are related to investments listed in Hong Kong Stock Exchange.

	Six Months Ended	Year Ended
Investment Income	June 30, 2009	December 31, 2008

Dividend from the publicly traded equity securities	$4,716	$1,008

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 8 – DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	June 30, 2009	December 31, 2008

CSC Enterprises Development (HK) Co Ltd	$-	$41,025

Note 9 – DUE TO DIRECTORS

Due to directors consist of the following:	June 30,	December 31,
	2009	2008

Andrew Liu Fu Kang-Traveling Allowance	$15,091	$15,496

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The related contractual obligations are summarized as follows:

	2009	2010	2011	Total

Payment Due	$1,368	$2,738	$685	$4,791
Less: Interest	166	139	-	305

Principle	$1,202	$2,599	$685	$4,486

The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense was $805 in the first six months of 2009 and 2008.  The principal due within one year is the current portion of long term debt and classified as current liability.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and quarter in Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following for the six months ended:

		June 30,
Location	Landlord	2009	2008

HK Office Room 501 and 502A	Fortune Ocean Ltd	$71,538	$71,538
HK Office Room 502B	Fortune Ocean Ltd	23,077	23,077
Shanghai Office and quarter	Fortune Ocean and Andrew Liu Fu Kang	15,385	15,385
Director (Andrew) quarter	First Pacific Development Ltd	10,000	10,000
		$120,000	$120,000

Note 12 – INCOME TAXES

The Company's effective tax rates for the six months ended June 30, 2009 and 2008 was 16.50% and 17.50% respectively.  The provisions for income taxes for the six months ended June 30, 2009 and 2008 are summarized as follows:

Hong Kong only:	2009	2008

Current	$161,021	$189,625
Deferred	-	-
	$161,021	$189,625

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2009 (July – December)	2010	Total

Carmel Hill, Hong Kong (Director Quarter)	$69,231	$69,231	$138,462
Room 1618A, Bank of America Tower, Hong Kong (Hong Kong Office)	15,901	-	15,901
Union Building, Shanghai, China (Shanghai Office)	-	-	-
	$85,132	$69,231	$154,363

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

Note 14 – COMMON STOCK

During the year ended December 31, 2007, the Company issued 150,000 shares of common stock in reliance upon exemptions from registration under the Securities Act of 1933.  The shares were issued to the Brean Murray, Carret & Co. on or about October 23, 2007, for total consideration of $50,000, or $0.33 per share.  The consideration was made for payment of services valued at $50,000 in conjunction with developing with the Company a program to introduce the Company to institutional investors, providing general financial advice and undertaking specific investment banking transactions and/or advisory assignment.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008 AND THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

Revenue

Revenues for the six months ending June 30, 2009 were $2,397,970, as compared to the revenues of $2,391,865 for the six month period ended June 30, 2008.  This increase of $6,105 or approximately 0.3% was mainly due to an increase of consulting income partially offset by a decrease of commission income, website advertising and enrollment fee.  Commission income for the six month period ended June 31, 2009 was $2,296,135 as compared to $2,318,699 for the same period of 2008.  The decrease of commission income $22,564 or approximately 1% was mainly due to the decrease in insurance premium paid by customers to insurers as a result of the fact that worldwide financial turmoil caused a decrease in shipping activity and a the layup of a large volume of ships.  Consulting income for the six month period ended June 31, 2009 was $94,382 compared to $60,916 for the comparable period of 2008.  The increase of consulting income $33,466 or approximately 55% was mainly due to demand of the services increased.  Website advertising and enrollment fee for the six month period ended June 30, 2009 were $7,000 and $453 as compared to $10,083 and $2,167 for the same period of 2008 respectively.  The decrease of website advertising was mainly due to the decrease of customer’s demand while the decrease of enrollment fee was mainly due to the decrease of enrollment during the period.

Revenues for the three months ending June 30, 2009 were $1,368,276, as compared to revenues of $1,197,302 for the three month ending June 30, 2008.  This increase of $170,974, or approximately 14%, was mainly due to increases in commission income from the existing clients.  Commission income for the three month period ended June 30, 2009 was $1,295,338 as compared to $1,166,983 for the same period of 2008.  The increase of commission income $128,355, or approximately 11%, was mainly due to an increase in insurance premium paid by customers to insurers in relation to additional and supplementary calls.  Consulting income for the three month period ended June 31, 2009 was $69,438 compared to $18,499 for the comparable period of 2008.  In addition, website advertising and enrollment fee for the three month period ended June 30, 2009 were $3,500 and $0 as compared to $10,083 and $1,737 for the same period of 2008 respectively.  Causes for the changes for the three months ended June 30, 2009 and 2008 are same as the causes stated in the six months ending as the paragraph above.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the six months ending June 30, 2009 was $966,667 compared to $1,073,889 for the six month period ended June 30, 2008.  The decrease in pre-tax profit of $107,222, or approximately 10%, was mainly due to a decrease in revenues and other income together with an increase in operating expenses during the six months ended June 30, 2009.  Causes for the revenue decrease were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.  For the other income, the decrease was mainly due to the decrease in interest income as a result of the fact that low interest rate environment in the money market.

Net income before tax and noncontrolling interest for the three months ending June 30, 2009 was $644,711 compared to $498,417 for the three month period ended June 30, 2008.  The increase in pre-tax profit of $146,294, or approximately 29%, was mainly due to an increase in revenues partially offset by an increase in operating expenses and a decrease in other income during the three months ended June 30, 2009.  Causes for these changes are same as the causes stated in the six months ending as the paragraph above.

Operating expenses

Operating expenses for the six months and three months ending June 30, 2009 were $1,454,577 and $737,868, as compared to $1,375,490 and $728,919 for the six and three month period ended June 30, 2008 respectively.  The increase of $79,087 (or approximately 6%) and $8,949 (or approximately 1%) was mainly due to increases in salary, rents, depreciation, and exchange loss, which were partially offset by a reduction in travel expenses, and other general and administrative expenses.

 The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $118,278 or 17% for the six months ended and $24,109 or 7% for the three months ended June 30, 2009.  The increase in salary expenses was mainly due to increases in pay rates and headcounts.

■

Rent – increased $10,217 or 4% for the six months ended and $2,685 or 2% for the three months ended June 30, 2009.  The increase was mainly due to increase in rental rate.

■

Depreciation – increased $2,482 or 17% for the six months ended and $945 or 12% for the three months ended June 30, 2009.  The increase was primarily due to the addition of fixed assets during second half of 2008.

■

Exchange loss – increased $7,770 or 710% for the six months ended and $2,964 or 585% for the three months ended June 30, 2009.  The increase was mainly because of the depreciation of US dollar against HK dollar during 2009.

■

Travel Expenses – decreased $37,437 or 25% for the six months ended and $25,867 or 29% for the three months ended June 30, 2009.  The decrease was the result of the imposition of limitations on travel in order to reduce operating expenses.

■

Other General and Administrative Expenses - decreased $9,716 or 4% for the six months ended and increase $4,113 or 3% for the three months ended June 30, 2009.  In general, the decrease for the six months ended was the result of tightening of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2009, cash provided by operating activities totaled $578,503.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, enrolment fee receivable, other receivables, accounts payable, deferred income and income tax payable which was partially offset by a decrease in deposits and prepayments, claims payables, other payables and accrued expenses.  For the six months ended June 30, 2008, cash provided by operating activities totaled $731,829.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, enrolment fee receivable, other receivables, accounts payable, claims payable, deferred income and income tax payable partially offset by a decrease in deposits and prepayments, other payables and accrued expenses.

Net cash provided by operating activities for the six month ended June 30, 2009 decreased by $153,326, or approximately 21%, as compared to the same period of 2008.  The decrease of net cash flow was mainly due to the decrease of net income in the first half year of 2009 as compared to the first half year of 2008 and the decrease of the net total of operating assets and liabilities.

For the six months ended June 30, 2009, cash used in investing activities amounted to $97,610.  The use of funds for the six months ended June 30, 2009 was for the purchase of fixed assets and equity investment for long term investment purpose.  For the same period of 2008, cash used in investing activities amounted to $71,651.  The use of funds was for the purchases of fixed assets.

For the six months ended June 30, 2009, cash used in finance activities totaled $42,570 which was due to repayment of obligations under finance leases, minority shareholders and amount due to director.  For the same period of 2008, net cash used by financing activities amounted to $41,486 which was due to repayment of obligation under finance leases and amount due to minority shareholders which was offset by a loan of amount due to director.

Assets and liabilities

For the six months ended June 30, 2009, the Group’s balance sheet reflects total assets of $9,218,398 and total liabilities of $2,090,312.  These items increased $1,068,268 or approximately 13% and $233,930 or approximately 13% respectively, as compared to the year ended December 31, 2008.  The increase of total assets was mainly due to increases in cash and cash equivalents, commission receivable, restricted cash, equity investment and other receivables.  In addition, the increase of total liabilities was due to increases of trade accounts payable, income tax payable and deferred revenue.

Because the annual insurance renewal took place during the first quarter of 2009, commissions receivable as well as the related balance sheet items such as restricted cash, other receivable, and trade accounts payable significantly increased during the six months period June 30, 2009.  In addition, because certain claims received from insurers on behalf of customers was paid to customers, the claims payable decreased as compared to the year end of 2008.

As of June 30, 2009, there was $8,917 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.  Furthermore, accrued expenses of $8,060 as of June 30, 2009 significant reduced by $49,962 or approximately 86% from $58,022 as of December 2008.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2008.  In addition, income tax payable as of June 30, 2009 was $161,426.  It increased by $161,021 when compared to $405 as of December 31, 2008.  The increase was mainly due to the provision for income tax which was provided for the first six months period of 2009.

The Group has bank deposits and cash equivalents of approximately $6,002,570 as of June 30, 2009.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the six months period ended June 30, 2009, the Company had no commitments for capital expenditures or off-balance sheet arrangements, and had lease commitments of $154,363.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 14, 2009

By: /s/ John Liu, Director

Date:  August 14, 2009

By: /s/ Colman Au, Chief Financial Officer

Date:  August 14, 2009