Form 10-Q
period 2009-09-30
ALCO, INC.
filed 2009-11-16
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2009, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008  5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

6

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008  7

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

8

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEAR ENDED DECEMBER 31, 2008

9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

22

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$6,767,742	$5,564,247
Commissions receivable, net (Note 5)	689,925	360,757
Enrolment fee receivable	1,499	699
Total current assets	7,459,166	5,925,703

Property, plant and equipment, net (Note 6)	107,136	128,934

Other assets:
Deposit and prepayments	69,939	71,046
Restricted Cash (Note 4)	335,684	1,444,178
Equity investment (Note 7)	368,694	143,621
Other receivable	473,689	436,648
Total other assets	1,248,006	2,095,493

Total Assets	$8,814,308	$8,150,130

LIABILITIES
Current Liabilities:
Trade accounts payable	594,722	1,425,946
Claim payable	32,517	99,652
Other payable	97,065	208,293
Accrued expenses	5,075	58,022
Due to directors (Note 9)	15,091	15,496
Due to Minority shareholders (Note 8)	-	41,025
Income tax payable	275,082	405
Deferred revenue	5,417	1,917
Current portion of obligation from Hire Purchase lease (Note 10)	2,534	2,342
Total Current Liabilities	1,027,503	1,853,098

Long term portion of obligation from hire purchases lease (Note 10)	1,359	3,284
Commitments and contingencies (Note 15)	-	-
Total Liabilities	1,028,862	1,856,382

EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding (Note 14)	10,150	10,150
Additional Paid-in capital	60,363	60,363
Subscription receivable	(192)	(192)
Accumulated other comprehensive income	122,102	(5,943)
Retained earnings	7,507,138	6,200,607
Total ALCO, Inc. shareholders' equity	7,699,561	6,264,985

Noncontrolling interest	85,885	28,763
Total equity	7,785,446	6,293,748

Total Liabilities and Equity	$8,814,308	$8,150,130
See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Commission income	$1,320,181	$1,091,367	$3,616,316	$3,410,066
Consulting income	21,500	65,444	115,882	126,360
Website advertising	3,500	3,500	10,500	13,583
Enrollment fee income	1,641	4,014	2,094	6,181
Total revenues	1,346,822	1,164,325	3,744,792	3,556,190

Operating Expenses
Salaries	401,558	342,564	1,219,288	1,042,016
Travel expenses	65,783	84,812	180,923	237,389
Rents	121,303	123,483	366,522	358,485
Bad debt expenses	-	-	-	12,507
Depreciation	8,641	8,255	25,817	22,949
Exchange loss	4,832	2,233	13,697	3,328
Other general and administrative	90,466	99,481	340,913	359,644
Total Operating Expenses	692,583	660,828	2,147,160	2,036,318

Income from Operations	654,239	503,497	1,597,632	1,519,872

Other Income (Expense)
Interest income	938	12,867	4,256	51,607
Other Income	14,035	8,152	29,505	27,285
Investment income (Note 7)	2,543	-	7,259	-
Interest expense	(92)	(156)	(322)	(515)
Total Other Income	17,424	20,863	40,698	78,377

Income before provision for
Income Taxes and Noncontrolling Interest	671,663	524,360	1,638,330	1,598,249

Provision for Income Taxes (Note 12)	113,656	79,158	274,677	268,783

Net Income	558,007	445,202	1,363,653	1,329,466

Less: Net income attributable to
the noncontrolling interest	(24,411)	(14,042)	(57,122)	(40,010)

Net Income attributable to ALCO, Inc.	533,596	431,160	$1,306,531	$1,289,456

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	0.05	0.04	$0.13	$0.13

Weighted average shares outstanding	10,150,000	10,150,000	10,150,000	10,150,000

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$1,363,653	$1,329,466
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	25,817	22,949
Fixed asset written off	119	64
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable (net)	(329,168)	(81,291)
(Increase)/Decrease in restricted cash	1,108,494	(210,321)
(Increase)/Decrease in enrolment fee receivable	(800)	591
(Increase)/Decrease in deposit and prepayment	1,107	14,596
(Increase)/Decrease in other receivable	(37,041)	(422,398)
Increase/(Decrease) in accounts payable	(831,224)	435,710
Increase/(Decrease) in claims payable	(67,135)	14,260
Increase/(Decrease) in other payable	(111,228)	(49,066)
Increase/(Decrease) in accrued expenses	(52,947)	(38,882)
Increase/(Decrease) in deferred income	3,500	5,417
Increase/(Decrease) in income tax payable	274,677	268,783
Net cash provided by operating activities	1,347,824	1,289,878

Investing Activities
Purchase of fixed assets	(4,138)	(86,905)
Purchase of equity investment	(97,028)	-
Net cash (used) by investing activities	(101,166)	(86,905)

Financing Activities
Loan of amount due to director	-	550
Repayment of obligations under finance leases	(1,733)	(1,540)
Repayment of amount due to minority shareholders	(41,025)	(41,025)
Repayment of amount due to director	(405)	-
Net cash (used) by financing activities	(43,163)	(42,015)

Increase in cash	1,203,495	1,160,958

Cash at beginning of period	5,564,247	4,341,015
Cash at end of period	$6,767,742	$5,501,973

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$322	$515
Income taxes	$-	$-

See Notes to Financial Statements

ALCO, INC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Income	$558,007	$445,202	$1,363,653	$1,329,466

Other comprehensive income
Unrealized holding gain on available-for-sale securities	99,353	-	128,045	-

Comprehensive Income	657,360	445,202	1,491,698	1,329,466
Comprehensive income attributable to the noncontrolling interest	(24,411)	(14,042)	(57,122)	(40,010)

Comprehensive Income attributable to ALCO, Inc.	632,949	$431,160	$1,434,576	$1,289,456

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

			ALCO, Inc Shareholders
				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Paid-in	Subscription	Noncontrolling
	Total	Income	Earnings	Income	Stock	Capital	Receivable	Interest
Balance at December 31, 2008	$6,293,748	$-	$6,200,607	$(5,943)	$10,150	$60,363	$(192)	$28,763

Comprehensive income:
Net income (loss)	1,363,653	1,363,653	1,306,531					57,122
Other comprehensive income
Unrealized holding gain on securities	128,045	128,045		128,045

Comprehensive income	1,491,698	$1,491,698

Dividend paid	-

Balance at September 30, 2009	$7,785,446		$7,507,138	$122,102	$10,150	$60,363	(192)	$85,885

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

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

The consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We made allowance for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  We analyze the aging of receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economics trends could have a significant impact on the collectability of receivables and the allowance.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances will be made.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with the standard "Accounting for Income Taxes”, codified within ASC 740 these deferred taxes are measured by applying currently enacted tax laws.  The effective tax rate was 16.5% in 2008 and 2009.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company adopted the standard “Fair Value Measurements” codified within ASC 820 and effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

Valuation of Long-Lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, codified with ASC 360 which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Related Party Transactions

The Company rents office space in Hong Kong and quarter in Shanghai from a director and the companies owned by directors of the Company.  The rental payments to them are of the opinion that the agreement was entered into in the normal course of business and on mutually agreed terms.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2009 and 2008.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

Recently Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification TM (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2008, the FASB issued an accounting standard regarding a company’s disclosures about postretirement benefit plan assets.  This standard requires additional disclosures about plan assets for sponsors of defined benefit pension and postretirement plans including expanded information regarding investment strategies, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to the fair value of plan assets such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in terms of the hierarchy of the source of information used to determine their value. The disclosures under this standard are required for annual periods ending after December 15, 2009. The Company is currently evaluating the requirements of these additional disclosures.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Accounting Pronouncements (continued)

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this standard was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. For the Company, this ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 3 – CASH

Cash consists of the following:	September 30,	December 31,
	2009	2008

Cash on hand	$5,783	$6,991
Cash in Bank – Saving & Checking
- China Construction Bank (Asia)	4,216,224	3,014,960
- Bank of China	4,253	5,254
- United Overseas Bank	7,503	5,657
- Sun Hung Kai Financial	45	-
- Cash in bank – Fixed Deposit	2,533,934	2,513,385
	$6,767,742	$5,564,247

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

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as restricted cash.  Also, when the Company receives a claim on behalf of a policyholder, it debits restricted cash and credits claims payable and other payables, if necessary.  The restricted cash balance for September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008

Restricted cash	$335,684	$1,444,178

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 5 – COMMISSIONS RECEIVABLE

Commissions receivable consist of the following:	September 30, 2009	December 31, 2008

Commissions receivable	$974,557	$663,649
Less: allowances for doubtful accounts	284,632	302,892
	$689,925	$360,757

Note 6 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consists of the following:	September 30, 2009	December 31, 2008

Furniture and fixtures	$164,605	$164,403
Office equipment	157,173	153,803
Leasehold improvements	97,940	97,595
Motor vehicle	41,787	41,787
	461,505	457,588
Less: Accumulated depreciation	354,369	328,654
	$107,136	$128,934

Depreciation expense for the nine months ended September 30, 2009 was $25,817 and for the year ended December 31, 2008 was $31,456.

Note 7 – FAIR VALUE OF INVESTMENTS AND INVESTMENT INCOME

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at September 30, 2009 and December 31, 2008 are as follows:

Assets	Fair value		Fair value Hierarchy
	September 30, 2009	December 31, 2008

Stocks	$368,694	$143,621	Level 1

At September 30, 2009 and December 31, 2008, unrealized gain of $122,102 and loss of $5,943 respectively are related to investments listed in Hong Kong Stock Exchange.

	Nine Months Ended	Year Ended
Investment Income	September 30, 2009	December 31, 2008

Dividend from the publicly traded equity securities	$7,259	$1,008

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 8 – DUE TO MINORITY SHAREHOLDERS

Due to shareholders consist of the following:	September 30, 2009	December 31, 2008

CSC Enterprises Development (HK) Co Ltd	$-	$41,025

Note 9 – DUE TO DIRECTORS

Due to directors consist of the following:	September 30,	December 31,
	2009	2008

Andrew Liu Fu Kang-Traveling Allowance	$15,091	$15,496

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The related contractual obligations are summarized as follows:

	October to December 2009	2010	2011	Total

Payment Due	$685	$2,738	$685	$4,108
Less: Interest	75	140	-	215

Principle	$610	$2,598	$685	$3,893

The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense was $1,208 in the first nine months of 2009 and 2008.  The principal due within one year is the current portion of long term debt and classified as current liability.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and quarter in Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following for the nine months ended:

		September 30,
Location	Landlord	2009	2008

HK Office Room 501 and 502A	Fortune Ocean Ltd	$107,308	$107,308
HK Office Room 502B	Fortune Ocean Ltd	34,615	34,615
Shanghai director quarter	Andrew Liu Fu Kang	23,077	23,077
Director (Andrew) quarter	First Pacific Development Ltd	15,000	15,000
		$180,000	$180,000

Note 12 – INCOME TAXES

The Company's effective tax rates for the nine months ended September 30, 2009 and 2008 was 16.5%.  The provisions for income taxes for the nine months ended September 30, 2009 and 2008 are summarized as follows:

Hong Kong only:	2009	2008

Current	$274,677	$268,783
Deferred	-	-
	$274,677	$268,783

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009

 (UNAUDITED)

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2009 (October – December)	2010	2011	Total
Carmel Hill, Hong Kong (Director Quarter)	$34,615	$80,770	$-	$115,385
Room 1618A, Bank of America Tower, Hong Kong (Hong Kong Office)	6,360	-	-	6,360
Union Building, Shanghai, China (Shanghai Office)	9,192	36,769	18,385	64,346
	$50,167	$117,539	$18,385	$186,091

The Company has three material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2008 with a minimum lease commitment of $276,923.  The initial term of the lease arrangement for the Hong Kong Office is two years beginning November 30, 2007 with a minimum lease commitment of $76,323.  For the Shanghai Office, the initial term of the lease is two years beginning July 3, 2009 with a minimum lease commitment of $73,538.  All the lease arrangements mentioned above have no renewal option and rent holiday.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Revenues for the nine months ending September 30, 2009 were $3,744,792, as compared to the revenues of $3,556,190 for the nine months period ended September 30, 2008.  This increase of $188,602 or approximately 5% was mainly due to an increase of commission income partially offset by a decrease of consulting income, website advertising and enrollment fee.  Commission income, which is based on a percentage premium paid by the insured, for the nine months period ended September 30, 2009 was $3,616,316 as compared to $3,410,066 for the same period of 2008.  The increase of commission income $206,250 or approximately 6% was mainly due to the increase of client base as well as insurance call and premium rates in the market.  Consulting income for the nine months period ended September 30, 2009 was $115,882 compared to $126,360 for the comparable period of 2008.  The decrease of consulting income $10,478 or approximately 8% was mainly due to demand of the services decreased.  Website advertising and enrollment fee for the nine months period ended September 30, 2009 were $10,500 and $2,094 as compared to $13,583 and $6,181 for the same period of 2008 respectively.  The decrease of website advertising was mainly due to the decrease of customer’s demand while the decrease of enrollment fee was mainly due to the decrease of enrollment during the period.

Revenues for the three months ending September 30, 2009 were $1,346,822, as compared to revenues of $1,164,325 for the three months ending September 30, 2008.  This increase of $182,497, or approximately 16%, was mainly due to increases in commission income from the existing and new clients.  Commission income for the three months period ended September 30, 2009 was $1,320,181 as compared to $1,091,367 for the same period of 2008.  The increase of commission income $228,814, or approximately 21%, was mainly due to an increase of insurance premium paid by clients to insurers in relation to advanced, additional and supplementary calls.  Consulting income for the three months period ended September 30, 2009 was $21,500 compared to $65,444 for the comparable period of 2008.  In addition, website advertising and enrollment fee for the three months period ended September 30, 2009 were $3,500 and $1,641 as compared to $3,500 and $4,014 for the same period of 2008 respectively.  Causes for the changes for the three months ended September 30, 2009 and 2008 are same as the causes stated in the nine months ending as the paragraph above.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the nine months ending September 30, 2009 was $1,638,330 compared to $1,598,249 for the nine months period ended September 30, 2008.  The increase in pre-tax profit of $40,081, or approximately 3%, was mainly due to an increase in revenues partially offset by a decrease of other income together with an increase in operating expenses during the nine months ended September 30, 2009.  Causes for the revenue increase were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.  For the other income, the decrease was mainly due to the decrease in interest income as a result of the fact that low interest rate environment in the money market.

Net income before tax and noncontrolling interest for the three months ending September 30, 2009 was $671,663 compared to $524,360 for the three months period ended September 30, 2008.  The increase in pre-tax profit of $147,303, or approximately 28%, was mainly due to an increase in revenues partially offset by an increase in operating expenses and a decrease in other income during the three months ended September 30, 2009.  Causes for these changes are same as the causes stated in the nine months ending as the paragraph above.

Operating expenses

Operating expenses for the nine months and three months ending September 30, 2009 were $2,147,160 and $692,583, as compared to $2,036,318 and $660,828 for the nine and three months period ended September 30, 2008 respectively.  The increase of $110,842 (or approximately 5%) and $31,755 (or approximately 5%) was mainly due to increases in salary, rents, depreciation and exchange loss, which were partially offset by a reduction in travel expenses, and other general and administrative expenses.

 The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $177,272 or 17% for the nine months ended and $58,994 or 17% for the three months ended September 30, 2009.  The increase in salary expenses was mainly due to increases in pay rates and headcounts.

■

Rent – increased $8,037 or 2% for the nine months ended and decreased $2,180 or 2% for the three months ended September 30, 2009.  The increase was mainly due to an increase in rental rate.  The decrease was mainly due to a decrease in the rental rate of a staff quarter.

■

Depreciation – increased $2,868 or 12% for the nine months ended and $386 or 5% for the three months ended September 30, 2009.  The increase was primarily due to the addition of fixed assets during second half of 2008 and the first nine months of 2009.

■

Exchange loss – increased $10,369 or 312% for the nine months ended and $2,599 or 116% for the three months ended September 30, 2009.  The increase was mainly because of the depreciation of US dollar against HK dollar during 2009.

■

Travel Expenses – decreased $56,466 or 24% for the nine months ended and $19,029 or 22% for the three months ended September 30, 2009.  The decrease was the result of the imposition of limitations on travel in order to reduce operating expenses.

■

Other General and Administrative Expenses - decreased $18,731 or 5% for the nine months ended and $9,015 or 9% for the three months ended September 30, 2009.  In general, the decrease was the result of tightening of expenses.  In addition, liaison office at Korea has been closed since August 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2009, cash provided by operating activities totaled $1,347,824.  This was primarily due to net income during the period plus an increase in commission receivable, enrolment fee receivable, other receivables, deferred income and income tax payable which was partially offset by a decrease in restricted cash, deposits and prepayments, accounts payable, claims payables, other payables and accrued expenses.  For the nine months ended September 30, 2008, cash provided by operating activities totaled $1,289,879.  This was primarily due to net income during the period plus an increase in commission receivable, restricted cash, other receivables, accounts payable, claims payable, deferred income and income tax payable which was partially offset by a decrease in enrolment fee receivable, deposits and prepayments, other payables and accrued expenses.

Net cash provided by operating activities for the nine months ended September 30, 2009 increased by $57,945, or approximately 4%, as compared to the same period of 2008.  The increase of net cash flow was mainly due to the increase of net income in the nine months ended September 30, 2009 as compared to the same period of 2008, and increase of net changes in operating assets and liabilities.

For the nine months ended September 30, 2009, cash used in investing activities amounted to $101,166.  The use of funds for the nine months period was for the purchase of fixed assets and equity investment for long term investment purpose.  For the same period of 2008, cash used in investing activities amounted to $86,905.  The use of funds was for the purchases of fixed assets.

For the nine months ended September 30, 2009, cash used in finance activities totaled $43,163 which was due to repayment of obligations under finance leases, minority shareholders and amount due to director.  For the same period of 2008, net cash used by financing activities amounted to $42,015 which was due to repayment of obligation under finance leases and amount due to minority shareholders which was offset by a loan of amount due to director.

Assets and liabilities

For the nine months ended September 30, 2009, the Group’s balance sheet reflects total assets of $8,814,308 and total liabilities of $1,028,862.  These items increased $664,178 or approximately 8% and decreased $827,520 or approximately 45% respectively when compared to the year ended December 31, 2008.  The increase of total assets was mainly due to an increase of cash and cash equivalents, commission receivable, Equity investment and other receivables.  In addition, the decrease of total liabilities was due to a decrease of trade accounts payable, claim payable, other payable, accrued expenses, and amount due to minority shareholders.

Because the rate of insurance premium paid by clients to insurers was raised, commissions receivable and other receivable significantly increased during the nine months ending September 30, 2009.  On the other hand, trade accounts payable and other payable significantly decreased during the nine months period of 2009 was because of the timing of making payments to insurers.  In addition, because certain claims received from insurers on behalf of clients was paid to clients, the claims payable decreased as compared to the year end of 2008.

As of September 30, 2009, there was $5,417 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.  Furthermore, accrued expenses of $5,075 as of September 30, 2009 significant reduced by $52,947 or approximately 91% from $58,022 as of December 2008.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2008.  In addition, income tax payable as of September 30, 2009 was $275,082.  It increased by $274,677 when compared to $405 as of December 31, 2008.  The increase was mainly due to the provision for income tax which was provided for the first nine months period of 2009.

The Group has bank deposits and cash equivalents of approximately $6,767,742 as of September 30, 2009.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the nine months period ended September 30, 2009, the Company had no commitments for capital expenditures or off-balance sheet arrangements, and had lease commitments of $186,091.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 16, 2009

By: /s/ John Liu, Director

Date:  November 16, 2009

By: /s/ Colman Au, Chief Financial Officer

Date:  November 16, 2009