Form 10-K
period 2009-12-31
ALCO, INC.
filed 2010-03-26
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

N/A     ☐ Yes   ☐ No

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 25, 2010, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 198

INDEX

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

12

ITEM 8. FINANCIAL STATEMENTS

12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

33

ITEM 9A(T). CONTROLS AND PROCEDURES

33

ITEM 9B. OTHER INFORMATION

34

PART III

34

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

34

ITEM 11. EXECUTIVE COMPENSATION

35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

38

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

38

PART IV

39

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

During 2009, ALC received US$112,055 (2.3% of total commission income) in commission income due to this agreement with the Strike Club.

ESA

AL Marine owns 85% of ESA.  In 2004, ESA was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) ("ICS") to set up ICS's first distant learning center in Shanghai, China.  ICS is an internationally recognized professional body representing shipbrokers, managers, and agents throughout the world.  ICS has approximately 3,500 members in over 60 countries.

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas.  As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, ESA is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP235 (approximately US$372), of which GBP137.5 (approximately US$218) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  ESA is responsible for paying the set up and maintenance for the center.

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2009, ESA had net assets of $(46,251) with a cash balance of $26,971, accounts receivable of $1500, due to related parties of $64,992 and accounts payable of $8,859.

During the 2009 fiscal year, ESA received $5,894 from enrollment fees from this arrangement.  It spent approximately $16,897 setting up and maintaining the learning center.

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

CAC has no formal agreement with the CSC Group.  In 2009, about 6.3% of ALCO’s revenue was generated from CAC.

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

Historically, ALCO has had a customer retention rate around 79% for 2009.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2009, ALCO had over 260 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-broker.

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

EMPLOYEES

At the time of this report, ALCO had 39 employees, including 27 in operations and 12 in supporting and administrative functions.  38 employees are full time and 1 employee is part time.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents a portion of its facilities from companies owned by the directors of ALCO and rents a portion of its facilities from third parties.  As of December 31, 2009, ALCO leased approximately 6,084 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Central, Hong Kong	4,060 sq. ft	Headquarters

Shanghai, China	2,024 sq. ft	Office

The Hong Kong office is leased from Fortune Ocean Ltd., whose directors and shareholders are Andrew Liu, John Liu, and Madam Yap.  Starting from December 2007, an additional flat at the existing building of the Hong Kong Office was leased from a third party for office expansion.  In December 2009, this lease was ceased and another flat in the same building is leased from a third party for further expansion.  The Shanghai office has been leasing from a third party since December 2007.  ALCO’s current total monthly rental payment for the facilities mentioned as above is approximately US$25,246.  We intend to renew these leases upon their expiration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year ended December 31, 2009.

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

As of December 31, 2009, ALCO had 10,150,000 shares of common stock issued and outstanding.  The shares are held by 30 stockholders of record.

ALCO currently has no securities authorized for issuance under any equity compensation plans.  ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Since the worldwide financial turmoil began in 2008, the volume of international trade dramatically declined, leading to declining volumes in the shipping industry.  Although economic recovery began in late 2009, excess tonnage supply in the shipping market during the period of financial turmoil, led to a large volume of layup and some poorly funded owners and operators are still facing financial problems.  In order to deal with this financial and shipping turmoil, our plan for 2010 is mainly the continuation of the plan for 2009.  The plan consists of improvement of our cost competitiveness, and enhancement of credit control and marketing function.

In order to seek to improve our cost competitiveness, we are continuously reviewing our current operating processes and procedures to identify areas for improvement and to implement changes where necessary to ensure our efficiency and effectiveness.  In addition, beginning in early 2009, we implemented several measures intended to tighten reduce our general and administrative expenses.  The effect of these changes was noted in 2009 as our general and administrative expenses decreased 3% in 2009 as compared to 2008.  We will continue to implement these measures in 2010.

For enhancement of our credit control, we are closely monitoring the aging of client premium receivables and aiming to increase the receivable turnover.  In 2009, we established a marketing function, the main responsibilities of which are maintaining our existing client base and promoting the company’s business to potential new clients.  Further resources will be allocated to this new function in 2010.

We do have a plan to hire additional employees in the next twelve months to enhance our operations including marketing, consultancy service and supporting functions.  However, this plan will depend on the market situation and internal resources and there is no assurance that we will able to implement this plan within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2009 compared with 2008

Revenue: Revenue for the year ended December 31, 2009 was $5,041,711 as compared to $4,926,674 for the same period in 2008.  The increase of $115,037 or approximately 2% was mainly due to increases of commission income fee from the existing clients.  This increase was partially offset by a decrease in consulting income, website advertising, enrollment fees and other income.  Commission income is based on a percentage of the premiums paid by the insured.  Because of an increase in insurance call and premium rates in the market, commission income increased by $141,791 or 3%.  On the other hand, consulting income for the year ended December 31, 2009 decreased to $134,882 from $146,923 in 2008.  The decrease of $12,041 or 8% was because demand for consulting services decreased.  Furthermore, website advertising and enrollment fees for the year ended December 31, 2009 were $14,000 and $5,894 respectively, as compared to $17,083 and $6,410 for the same period of 2008.  The decreases were mainly due to decreases of customer’s demand and enrollment.  In addition, other revenues for the year ended December 31, 2009 decreased to $25,463 from $36,577 in 2008.  The decrease of $11,114 was due to the drop of commission from business referral.

Net Income before tax: Net income before tax for the year ended December 31, 2009 was $1,814,762 compared to $2,006,912 for the whole year of 2008.  The decrease of $192,150, or approximately 10%, was mainly due to an increase of operating expenses and a decrease of other income which was partially offset by an increase in revenue during the year.  The reasons for increases in revenue from operations are discussed above, while the increases of operating expense are discussed in the section below.  For the other income, the decrease was mainly due to a decrease of interest income.  Because of low interest rates in the market, interest income dramatically decreased by $57,930 or 92% from $63,307 in 2008 to $5,377 in 2009.

Operating expenses: Total operating expenses were $3,241,749 for year ended December 31, 2009, as compared to $2,983,423 for the same period in 2008.  The increase of $258,326 or 9% was mainly due to increases in staff costs, rent, bad debt expense, depreciation, exchange loss, which was partially offset by a decrease in travel expenses and other general and administrative expenses during the year.  The reasons for the changes in the major items are as follows:

•

Salaries – increased by $256,289 or 17% from $1,540,390 in 2008 to $1,796,679 in 2009.  The increase was mainly due to increases in headcounts and pay rates during the year of 2009.

•

Travel expenses – decreased by $13,723 or 5% from $303,686 in 2008 to $289,963 in 2009.  The decrease was mainly because of the result of the imposition of limitations on travel in order to reduce operating expenses.

•

Bad debt expenses – increased by $16,727 or 15% from $114,089 in 2008 to $130,816 in 2009.  The increase was mainly due to an increase in the provision of doubtful debts in 2009.

•

Depreciation – increased by $3,241 or 10% from $31,456 in 2008 to $34,697 in 2009.  The increase was primarily due to the addition of fixed assets during the second half of 2008 and the whole year of 2009.

•

Exchange loss –increased by $6,810 or 44% from $15,466 in 2008 to $22,276 in 2009.  The increase was mainly because the exchange rate of US dollar against HK dollar in the market throughout 2009 was under HK$7.8 which is used by the company as standard rate in accounting purpose.

•

Other general and administrative expenses – decreased by $15,096 or 3% from $497,522 in 2008 to $482,426 in 2009.  In general, the decrease was the result of tightening of expenses and the closure of the liaison office at Korea in August 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the year ended December 31, 2009, cash provided by operating activities totaled $1,190,680 compared to $1,504,573 for the fiscal year ended December 31, 2008.  The receipt of funds was primarily due to net income for the year plus increases in commission receivable, enrollment fee receivable, deposit and prepayment, other receivable and accrued expenses as well as decreases in fiduciary cash, accounts payable, claims payable, other payable and income taxes receivable.

For the year ended December 31, 2009, cash used in investing activities amounted to $123,279 compared to $238,781 for the fiscal year ended December 31, 2008.  The use of funds was for the purchase of office equipment and equity investment for long term investment purpose.

For the year ended December 31, 2009, cash used by financing activities amounted to $43,772, compared to $42,560 for the fiscal year ended December 31, 2008.  The use of funds was for the repayment of obligations under finance leases, and amount due to minority shareholders and director.

Assets and liabilities

For the year ended December 31, 2009, the Group’s balance sheet reflects total current assets of $7,248,171, which increased by $1,322,468 (or 22%) as compared to $5,925,703 for the year ended December 31, 2008.  Total current liabilities for the year ended December 31, 2009 were $915,069, which decreased by $937,624 (or 51%) as compared to $1,852,693 for the year ended December 31, 2008.  The increase of total current assets was mainly due to increases of cash and cash equivalents, commission receivable and enrollment fees receivable.  The decrease of total current liabilities was mainly due to decreases of trade accounts payable, claim payable, other payable, amount due to directors, and amount due to minority shareholders partially offset by an increase of accrued expenses and current portion of obligation from hire purchase lease.

As of December 31, 2009, commission receivable was $658,795 as compared to $360,757 for the same period in 2008, while trade accounts payable and other payable were $625,385 and $144,092 respectively, as compared to December 31, 2008 balances of $1,425,946 and $208,293.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the year end.  In addition, because the rate of insurance premium paid by customers to insurers was raised, cash and cash equivalents, commission receivable and other receivable increased during the year ended December 31, 2009.  Furthermore, because certain claims received from insurers on behalf of customers were repaid, the claim payable significantly decreased as compared to the year end of 2008.  As of December 31, 2009, there was $1,917 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  As of December 31, 2009, the market value of the equity securities was $369,360.

The Company has bank and cash equivalents of approximately $6,587,876 as at December 31, 2009.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the year end of December 31, 2009, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $270,324.

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

Currency

ALCO uses the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during the period between 2002 and 2009.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC and CAC were translated at year-end exchange rates.  Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2009

INDEX

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

14,15

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

16

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008                                                                                                                                                                                                                                                             17

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

18

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ALCO, Inc.

Hong Kong

We have audited the accompanying consolidated balance sheet of ALCO, Inc., as of December 31, 2009 and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 25, 2010

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

Kempisty & Company

Certified Public Accountants, P.C.

New York, New York

March 2, 2009

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,587,876	$5,564,247
Commissions receivable, net	658,795	360,757
Enrolment fee receivable	1,500	699
Total current assets	7,248,171	5,925,703

Property, plant and equipment, net	117,815	128,934

Other assets:
Deposit and prepayments	106,139	71,046
Income tax refundable	12,253
Fiduciary assets	504,791	1,444,178
Investment in available for sale securities	369,360	143,621
Other receivable	476,955	436,840
Total other assets	1,469,498	2,095,685

Total Assets	$8,835,484	$8,150,322

LIABILITIES
Current Liabilities:
Trade accounts payable	$625,385	$1,425,946
Claim payable	48,504	99,652
Other payable	144,092	208,293
Accrued expenses	77,481	58,427
Due to directors	15,091	15,496
Due to Minority shareholders	-	41,025
Deferred revenue	1,917	1,917
Current portion of obligation from Hire Purchase lease	2,599	2,342
Total Current Liabilities	915,069	1,853,098

Long term portion of obligation from hire purchases lease	685	3,284
Commitments and contingencies	-	-

Total Liabilities	$915,754	$1,856,382

EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding	10,150	10,150
Additional Paid-in capital	60,363	60,363
Accumulated other comprehensive income	120,213	(5,943)
Retained earnings	7,623,855	6,200,607
Total ALCO, Inc. shareholders' equity	7,814,581	6,265,177

Noncontrolling interest	105,149	28,763

Total equity	7,919,730	6,293,940

Total Liabilities and Equity	$8,835,484	$8,150,322

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE

YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008
Revenues
Commission income	$4,861,472	$4,719,681
Consulting income	134,882	146,923
Website advertising	14,000	17,083
Enrollment fee income	5,894	6,410
Other revenues	25,463	36,577
Total revenues	5,041,711	4,926,674

Operating Expenses
Salaries	1,796,679	1,540,390
Travel expenses	289,963	303,686
Rents	484,892	480,814
Bad debt expenses	130,816	114,089
Depreciation	34,697	31,456
Exchange loss	22,276	15,466
Other general and administrative	482,426	497,522
Total Operating Expenses	3,241,749	2,983,423

Income from Operations	1,799,962	1,943,251

Other Income (Expense)
Interest income	5,377	63,307
Investment income	9,820	1,008
Interest expense	(397)	(654)
Total Other Income	14,800	63,661

Income before provision for Income Taxes	1,814,762	2,006,912
Provision for Income Taxes	315,128	321,113
Net Income	1,499,634	1,685,799

Less: Net income attributable to the noncontrolling interest	(76,386)	(57,216)
Net Income attributable to ALCO, Inc.	$1,423,248	$1,628,583

Comprehensive Income:
Net income	1,499,634	1,685,799
Other Comprehensive Income (loss) - marketable securities	126,156	(5,943)
Comprehensive Income	$1,625,790	$1,679,856

Less: comprehensive loss attributable to non-controlling interest	(76,386)	(57,216)
Comprehensive Income attributable to ALCO. Inc.	1,549,404	1,622,640

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc common shareholders	$0.14	$0.16

Weighted average shares outstanding	10,150,000	10,150,000

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Year Ended
	December 31,
	2009	2008
Operating Activities
Net income	$1,499,634	$1,685,799
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	34,697	31,456
Bad debt	130,816	114,089
Fixed asset written off	118	64
Changes in operating assets and liabilities:
Increase in commission receivable	(428,854)	(197,716)
(Increase)/Decrease in fiduciary assets	939,387	(957,961)
(Increase)/Decrease in enrolment fee receivable	(801)	2,055
(Increase)/Decrease in deposit and prepayment	(35,093)	13,591
Increase in other receivable	(40,115)	(411,973)
Increase/(Decrease) in accounts payable	(800,561)	1,147,724
Increase/(Decrease) in claims payable	(51,148)	9,320
Increase/(Decrease) in other payable	(64,201)	75,573
Increase in accrued expenses	19,459	11,140
Increase in deferred income	-	1,917
Decrease in income tax prepaid / payable	(12,658)	(20,505)
Net cash provided by operating activities	1,190,680	1,504,573

Investing Activities
Purchase of fixed assets	(23,696)	(89,217)
Purchase of available for sale securities	(99,583)	(149,564)
Net cash (used) by investing activities	(123,279)	(238,781)

Financing Activities
Repayment of obligations under finance leases	(2,342)	(2,085)
Repayment of amount due to minority shareholders	(41,025)	(41,025)
Borrowings on related party debt	3,326	4,217
Principal payments on related party debt	(3,731)	(3,667)
Net cash (used) by financing activities	(43,772)	(42,560)

Increase in cash	1,023,629	1,223,232

Cash at beginning of period	5,564,247	4,341,015
Cash at end of period	$6,587,876	$5,564,247

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$397	$654
Income taxes	$327,786	$341,618

Non-Cash Transactions
Change in fair value for Available-for-sale securities	$126,156	$(5,943)

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	ALCO, Inc Shareholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value

Balance, January 1, 2008	10,150,000	$10,150	$60,363	$-	$4,572,02	$4,642,537	$12,572	$4,655,109

Unrealized loss on marketable securities				(5,943)		(5,943)		(5,943)

Net Income					1,628,583	1,628,583	57,216	1,685,799

Dividend paid							(41,025)	(41,025)
Balance, December 31, 2008	10,150,000	10,150	60,363	(5,943)	6,200,607	6,265,177	28,763	6,293,940

Unrealized gain on marketable securities				126,156		126,156		126,156

Net Income					1,423,248	1,423,248	76,386	1,499,634

Balance, December 31, 2009	10,150,000	$10,150	$60,363	$120,213	$7,623,855	$7,814,581	$105,149	$7,919,730

See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

The consolidated financial statements have been prepared in accordance with US GAAP and the instructions to Form 10-K and Regulation S-K.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and 2008 for all periods presented have been made.

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

DECEMBER 31, 2009

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

DECEMBER 31, 2009

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

DECEMBER 31, 2009

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM (ASC) No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for the year ended December 31, 2009 and 2008 was 17.36 and 16.00%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Measurements

The Company adopted Statement of ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”), effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

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

DECEMBER 31, 2009

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of Long-Lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with ASC No. 360, “Property, Plant, and Equipment”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance amending current principles related to the transfers of financial assets and VIEs.  This guidance eliminates the concept of a qualifying special-purpose entity ("QSPE"), creates more stringent conditions for reporting the transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets.  Former QSPEs will be evaluated for consolidation based on the updated VIE guidance.  There are also changes to the approach a company must take in determining a VIE's primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs.  Additional year-end and interim period disclosures will also be required.  These changes will be effective for us beginning in the first quarter of 2010.  The Company believes that the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In September 2009, the FASB issued guidance updating current principles related to revenue recognition when there are multiple-element arrangements.  This revised guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  The guidance also expands the disclosures required for multiple-element revenue arrangements.  These changes will be effective for us beginning in the first quarter of 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date.  Early adoption is permitted.  The Company believes that the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued guidance requiring additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  These disclosures will be effective for us beginning in the first quarter of 2010.  The guidance also requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis.  These disclosures will be effective for us beginning in the first quarter of 2011.  The Company is currently evaluating this guidance to determine additional disclosures, if any, that will be required.

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

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 3 – CASH

	December 31,	December 31,
Cash consist of the following:	2009	2008

Cash in hand	$8,153	$6,991
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	4,035,514	3,014,960
United Overseas Bank	5,580	5,657
Bank of China	4,253	5,254
Sun Hung Kei Financial	33	-
Cash in bank - Fixed Deposit	2,534,343	2,531,385
	$6,587,876	$5,564,247

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

Note 4 – FIDUCIARY ASSET

Fiduciary asset is cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary asset.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary asset and credits claims payable and other payables, if necessary.  The fiduciary asset balance for December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008

Fiduciary asset	$504,791	$1,444,178

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 5 – COMMISSIONS RECEIVABLE

	December 31,	December 31,
Commissions receivable consist of the following:	2009	2008

Commissions receivable	$1,093,893	$663,649
Less: allowances for doubtful accounts	435,098	302,892
	$658,795	$360,757

Note 6 – PROPERTY, PLANT AND EQUIPMENT

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2009	2008

Furniture and fixtures	$164,605	$164,403
Office equipment	160,649	153,803
Leasehold improvements	99,196	97,595
Motor Vehicle	41,787	41,787
	466,237	457,588
Less: Accumulated depreciation	348,422	328,654
	$117,815	$128,934

Depreciation expense for the years ended December 31, 2009 and 2008 was $34,697 and $31,456 respectively.

Note 7 – FAIR VALUE OF AVAILABLE FOR SALE MARKETABLE SECURITIES INVESTMENTS AND INVESTMENT INCOME

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at December 31, 2009 and 2008 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2009	December 31, 2008

Stocks	$369,360	$143,621	Level 1

Unrealized gain of $126,156 and loss of $5,943 for the investments were recognized in the other comprehensive income for the year ended December 31, 2009 and 2008 respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2009	2008

Dividend from the publicly traded equity securities	$9,820	$1,008

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 8 – DUE TO MINORITY SHAREHOLDERS

	December 31,	December 31,
Due to shareholders consist of the following:	2009	2008

CSC Enterprises Development (HK) Co Ltd	$-	$41,025

Note 9 – DUE TO DIRECTORS

	December 31,	December 31,
Due to directors consist of the following:	2009	2008

Andrew Liu Fu Kang	$15,091	$15,496

Note 10 – CAPITAL LEASE

On April 27, 2006, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd.  The lease agreement will expire in March, 2011.  The related contractual obligations are summarized as follows:

	2010	2011	Total

Payment Due	$2,738	$685	$3,423
Less: Interest	139	0	139

Principle	$2,599	$685	$3,284

The term of the lease is 60 months with $228 as its monthly payment.  The leased property was capitalized as office equipment in 2006 by the amount of the total principal, $10,739 and the related depreciation expense in 2009 is $1,611 with the same amount in 2008.  The principal due within one year is the current portion of long term debt and classified as current liability.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2009	2008
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$143,077	$143,077
HK Office Room 502B	Fortune Ocean Ltd	46,154	46,154
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	30,769	30,769
Director (Andrew) Quarter	First Pacific Development Ltd	20,000	20,000
		$240,000	$240,000

Note 12 – INCOME TAXES

The Company's effective tax rate for the year ended December 31, 2009 and 2008 was 17.36 and 16.00%, respectively.  The provisions for income taxes for the year ended December 31, 2009 and 2008 are summarized as follows:

Hong Kong only:	2009	2008

Current	$315,128	$321,113
Deferred	-	-
	$315,128	$321,113

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2009	2008

U.S. statutory rate	34.0%	34.0%

Foreign income not recognized in the U.S.	-34.0%	-34.0%
Miscellaneous permanent differences	0.86%	-0.5%
Hong Kong income tax rate	16.5%	16.5%
Provision for income tax	17.36%	16.00%

There were no significant permanent or temporary differences.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007.  The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 13 – OPERATION LEASE

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2010	2011	Total

Carmel Hill, Hong Kong (Director Quarter)	$80,770	$-	$80,770
Union Building, Shanghai, China (Shanghai Office)	31,517	23,637	55,154
Room 505, Bank of America Tower, Hong Kong (Hong Kong Office)	70,400	64,000	134,400
	$182,687	$87,637	$270,324

The Company has three material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2008 with a minimum lease commitment of $207,693.  For the Shanghai Office, the initial term of the lease is two years beginning July 3, 2007 with a minimum lease commitment of $18,462.  All the lease arrangements mentioned above have no renewal option and rent holiday.  For the Hong Kong Office of Room 505, Bank of America Tower, the initial term of the lease is two years beginning November 15, 2009 with a minimum lease commitment of $134,400.  This lease arrangement has a three-month rent free period from November 15, 2009 to February 14 2010.  In addition, when the lease is ended in 2011, the company has an option to renew the lease for two years (from November 15, 2011 to November 14, 2013) at the prevailing market rent.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	49	President and Chairman of the Board	2005
John Liu Shou Kang	50	Director	2005
Colman Au Kwok Wai	45	Chief Financial Officer, Secretary	2008

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

Mr. Colman Au Kwok Wai is the Financial Controller of AL Marine and has been the Chief Financial Officer and Secretary of the Company since January 7, 2008.  He has worked for an accounting firm and a number of listed companies and multi-national corporations in Hong Kong and China and has over 15 years' experience in internal auditing, statutory auditing and accounting.  From September 2002 to November 2004, he was the Internal Audit Manager of Huawei Technology Co., Ltd, a China based multi-national corporation specializing in development, production and sales of communication equipment and solutions for telecom carriers, where he was responsible for performing risk assessments, preparing audit plans and conducing audit reviews on the operations of Huawei in China, Hong Kong and overseas.  From November 2004 to January 2008, he was the Senior Internal Audit Manager of Esquel Enterprises Limited, a Hong Kong based multi-national corporation with production facilities in China, Hong Kong and overseas producing premium cotton shirts for high-end brand names, where he was responsible for overseeing the internal audit function of the operations of Esquel in China and Hong Kong.  He obtained a Bachelor of Commerce degree in Accounting from the Curtin University of Technology in 1999 and a Master degree in Professional Accounting from the Hong Kong Polytechnic University in 2002.  He is a fellow member of the Association of Chartered Certified Accountants, a member of Hong Kong Institute of Certified Public Accountants, a certified information system auditor (“CISA”) of the Information Systems Audit and Control Association and a certified internal auditor (“CIA”) of the Institute of Internal Auditors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2007, 2008 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Andrew Liu, CEO	2007	$169,488	$39,103	--	--	--	--	$52,099 (1)	$260,690
	2008	$207,194	$47,976	--	--	--	--	$55,948 (2)	$311,118
	2009	$215,058	$48,974	--	--	--	--	$80,055 (3)	$344,087
Yip Kam Ming, ex-CFO	2007	$75,692	$6,564	--	--	--	--	$18,153 (4)	$100,409
	2008	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--
Colman Au, CFO	2007	--	--	--	--	--	--	--	--
	2008	$90,947	$7,566	--	--	--	--	$1,538 (5)	$100,051
	2009	$102,692	$8,846	--	--	--	--	$1,538 (6)	$113,076

(1)

Includes expense reimbursement of $50,561 and Mandatory Provident Fund contributions of $1,538.

(2)

Includes expense reimbursement of $54,410 and Mandatory Provident Fund contributions of $1,538.

(3)

Includes expense reimbursement of $78,517 and Mandatory Provident Fund contributions of $1,538.

(4)

Includes expense reimbursement of $16,615 and Mandatory Provident Fund contributions of $1,538.

(5)

Being Mandatory Provident Fund contributions of $1,538.

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2009.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	$264,032	--	--	--	--	$80,055	$344,087
John Liu	$170,924	--	--	--	--	$ 51,228 (1)	$222,152

(1)

Includes expense reimbursement of $49,690 and Mandatory Provident Fund contributions of $1,538

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the related transactions mentioned in the Note 11 of the Notes to Consolidated Financial Statements, no officer, director, promoter, or affiliate of ALCO has, or proposes to have, any transactions and any direct or indirect material interest in any asset proposed to be acquired by ALCO through security holdings, contracts, options, or otherwise.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fee billed by MaloneBailey, LLP (the newly appointed auditor) for audit of the Company’s annual financial statements was $39,000 for the fiscal year ended December 31, 2009.  The aggregate fee billed by Kempisty & Co, CPA (former auditor of the company) for audit of the Company’s annual financial statements was $40,000 for the fiscal year ended December 31, 2008.  The aggregate fees billed by Kempisty & Co, CPA for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q during 2009 and 2008 were $12,000 and $11,700 respectively.

(2) MaloneBailey, LLP and Kempisty & Co, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2009.

Tax Fees

(3) The aggregate fees billed by Kempisty & Co, CPA for tax compliance, tax advice and tax planning were $2,500 for the fiscal year ended December 31, 2008.  The aggregate fees accrued but not yet billed by MaloneBailey, LLP were $2,500 for the fiscal year ended December 31, 2009.

All Other Fees

(4) MaloneBailey, LLP and Kempisty & Co, CPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2009.

Audit Committee’s Pre-approval policies and procedures

(5) ALCO, which is not yet publicly traded, does not have an audit committee.  The current board of directors functions as the audit committee.

PART IV

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

Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:  March 25, 2010

By: /s/ Colman Au, Chief Financial Officer

Date:  March 25, 2010

By: /s/ John Liu, Director

Date:  March 25, 2010