Form 10-Q
period 2010-03-31
ALCO, INC.
filed 2010-05-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2010, there were 10,150,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

3

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009                                                                                                       5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009                                                                                                                                                                 6

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED DECEMBER 31, 2009                                                                                                      7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                           13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 4(T). CONTROLS AND PROCEDURES

17

PART II - OTHER INFORMATION

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 1A. RISK FACTORS

17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4. (REMOVED AND RESERVED)

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

18

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2009.

ALCO, INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,665,086	$6,587,876
Commissions receivable, net	597,814	658,795
Enrolment fee receivable	705	1,500
Total current assets	7,263,605	7,248,171

Property, plant and equipment, net	118,851	117,815

Other assets:
Deposit and prepayments	128,498	106,139
Income tax refundable	-	12,253
Fiduciary asset	3,087,265	504,791
Investment in available for sale securities	328,944	369,360
Other receivable	496,683	476,955
Total other assets	4,041,390	1,469,498

Total Assets	$11,423,846	$8,835,484

LIABILITIES
Current Liabilities:
Trade accounts payable	$3,264,292	$625,385
Claim payable	40,353	48,504
Other payable	120,431	144,092
Accrued expenses	8,753	77,481
Income tax payable	14,229	-
Due to directors	19,775	15,091
Deferred revenue	-	1,917
Current portion of obligation from Hire Purchase lease	-	2,599
Total Current Liabilities	3,467,833	915,069
Long term portion of obligation from hire purchases lease	-	685
Total Liabilities	$3,467,833	$915,754
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,150,000 shares issued and outstanding	10,150	10,150
Additional Paid-in capital	60,363	60,363
Accumulated other comprehensive income	77,223	120,213
Retained earnings	7,759,843	7,623,855
Total ALCO, Inc. shareholders' equity	7,907,579	7,814,581
Noncontrolling interest	48,434	105,149
Total equity	7,956,013	7,919,730

Total Liabilities and Equity	$11,423,846	$8,835,484
See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues
Commission income	$1,133,867	$1,000,797
Consulting income	16,500	24,944
Website advertising	1,917	3,500
Enrollment fee income	384	453
Other revenues	5,009	4,646
Total revenues	1,157,677	1,034,340

Operating Expenses
Salaries	490,403	426,195
Travel expenses	98,767	51,256
Rents	120,568	123,838
Bad debt expenses	137,717	-
Depreciation	9,377	8,554
Exchange loss	19,516	5,394
Other general and administrative	102,934	101,472
Total Operating Expenses	979,282	716,709

Income from Operations	178,395	317,631

Other Income (Expense)
Interest income	1,081	2,252
Investment income	3,223	2,196
Interest expense	(21)	(123)
Total Other Income	4,283	4,325

Income before provision for Income Taxes	182,678	321,956
Provision for Income Taxes	26,482	51,604
Net Income	156,196	270,352
Less: Net income attributable to the noncontrolling interest	(20,208)	(11,425)
Net Income attributable to ALCO, Inc.	$135,988	$258,927

Comprehensive Income:
Net income	156,196	270,352
Other Comprehensive Income (loss) - marketable securities	(42,990)	(81,989)
Comprehensive Income	$113,206	$188,363

Less: comprehensive loss attributable to non-controlling interest	(20,208)	(11,425)
Comprehensive Income attributable to ALCO. Inc.	$92,998	$176,938

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
Common shareholders	$0.01	$0.03

Weighted average shares outstanding	10,150,000	10,150,000

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$156,196	$270,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,377	8,554
Bad debt	137,717	-
Fixed asset written off	1,809	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(76,736)	(252,884)
(Increase)/Decrease in fiduciary asset	(2,582,474)	(1,035,892)
(Increase)/Decrease in enrolment fee receivable	795	10
(Increase)/Decrease in deposit and prepayment	(22,815)	1,107
(Increase)/Decrease in other receivable	(22,302)	(6,713)
Increase/(Decrease) in accounts payable	2,638,907	1,189,405
Increase/(Decrease) in claims payable	(8,151)	(19,798)
Increase/(Decrease) in other payable	(23,661)	(23,065)
Increase/(Decrease) in accrued expenses	(68,728)	(49,722)
Increase/(Decrease) in deferred income	(1,917)	10,500
Increase/(Decrease) in income tax prepaid / payable	26,482	51,604
Net cash provided by operating activities	164,499	143,458

Investing Activities
Purchase of fixed assets	(14,843)	(580)
Purchase of available for sale securities	-	(59,226)
Net cash (used) by investing activities	(14,843)	(59,806)

Financing Activities
Repayment of obligations under finance leases	(207)	(562)
Dividend paid to minority shareholders	(76,923)	(41,025)
Borrowings on related party debt	7,645	-
Principal payments on related party debt	(2,961)	(405)
Net cash (used) by financing activities	(72,446)	(41,992)

Increase in cash	77,210	41,660
Cash at beginning of period	6,587,876	5,564,247
Cash at end of period	$6,665,086	$5,605,907

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$21	$123
Income taxes	$-	$-

Non-Cash Transactions:
Change in fair value for Available-for-sales securities	$(42,990)	$(81,989)
Dividend received	$2,574	$-

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE PERIOD ENDED MARCH 31, 2010 AND YEAR ENDED DECEMBER 31, 2009 (UNAUDITED)

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value

Balance, January 1, 2009	10,150,000	$10,150	$60,363	$(5,943)	$6,200,607	$6,265,177	$28,763	$6,293,940

Unrealized gain on marketable securities				126,156		126,156		126,156

Net Income					1,423,248	1,423,248	76,386	1,499,634

Dividend paid

Balance, December 31, 2009	10,150,000	10,150	60,363	120,213	7,623,855	7,814,581	105,149	7,919,730

Unrealized loss on marketable securities				(42,990)		(42,990)		(42,990)

Net Income					135,988	135,988	20,208	156,196

Dividend paid							(76,923)	(76,923)

Balance, March 31, 2010	10,150,000	$10,150	$60,363	$77,223	$7,759,843	$7,907,579	$48,434	$7,956,013

See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Note 1 – ORGANIZATION AND OPERATIONS

Description of Business and Basis of Presentation

ALCO, Inc. (“ALCO,” “we,” “us,” the “Company”) was incorporated under the laws of the State of Nevada on June 7, 1999 as Seahorse, Inc. and changed its name to Lotus Capital Corp. (“Lotus”) on September 20, 2004.  The Company changed its name to ALCO, Inc. on February 13, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

For significant accounting policies, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2009 filed with the SEC.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM (ASC) No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for the periods ended March 31, 2010 and 2009 was 14.5% and 16.0%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements. See note 6, “Fair value of available for sale marketable securities investments and investment income”

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The Company is currently assessing the impact, if any, the adoption of ASU 2010-12 will have on the Company’s disclosures, operating results, financial position and cash flows.

Note 3 – CASH

	March 31,	December 31,
Cash consist of the following:	2010	2009

Cash in hand	$3,602	$8,153
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	5,153,708	4,035,514
United Overseas Bank	4,176	5,580
Bank of China	3,580	4,253
Sun Hung Kei Financial	20	33
Cash in bank - Fixed Deposit	1,500,000	2,534,343
	$6,665,086	$6,587,876

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

Note 4 – FIDUCIARY ASSET

Fiduciary asset is cash balances held by a bank, mainly consisting of premiums collected from customers and payable to   insurers, and claims received from insurers and payable to policyholders. When the Company receives a premium from a     customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer. At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary asset. Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary asset and credits claims payable and other payables, if necessary. The fiduciary asset at March 31, 2010 and December 31, 2009 were $3,087,265 and $504,791, respectively.

Note 5 – COMMISSIONS RECEIVABLE

	March 31,	December 31,
Commissions receivable consist of the following:	2010	2009

Commissions receivable	$1,132,233	$1,093,893
Less: allowances for doubtful accounts	534,419	435,098
	$597,814	$658,795

Note 6 – FAIR VALUE OF AVAILABLE FOR SALE MARKETABLE SECURITIES INVESTMENTS AND INVESTMENT INCOME

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2010.

Assets	Fair value		Fair value Hierarchy
	March 31, 2010	December 31, 2009

Stocks	$328,944	$369,360	Level 1

Investment in available for sale securities listed above are carried at fair value. The Company is able to value its available for sale securities based on quoted fair values for identical instruments, which resulted in the Company reporting its securities as Level 1.

Unrealized loss of $42,990 and gain of $81,989  for the investments were recognized in the other comprehensive income for the three months ended March 31, 2010 and 2009.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	March 31,	March 31,
Investment Income	2010	2009

Dividend from the publicly traded equity securities	$2,574	$2,196

Note 7 – DUE TO DIRECTORS

	March 31,	December 31,
Due to directors consist of the following:	2010	2009

Andrew Liu Fu Kang	19,613	15,091
John Liu Shou Kang	162	-
	$19,775	$15,091

Note 8 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		March 31,	December 31,
		2010	2009
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$23,846	$143,077
HK Office Room 502B	Fortune Ocean Ltd	7,692	46,154
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	7,692	30,769
Director (Andrew) Quarter	First Pacific Development Ltd	5,000	20,000
		$44,230	$240,000

In February 2010, Fortune Ocean Ltd sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the company ceased to pay rent to Fortune Ocean Ltd starting in March 2010.

Note 9 – INCOME TAXES

The Company's effective tax rate for the three months ended March 31, 2010 and 2009 was 14.5% and 16.0%, respectively.  The provisions for income taxes for the periods ended March 31, 2010 and 2009 are summarized as follows:

Hong Kong only:	2010	2009

Current	$26,482	$51,604
Deferred	-	-
	$26,482	$51,604

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2010	2009

U.S. statutory rate	34.0%	34.0%

Foreign income not recognized in the U.S.	-34.0%	-34.0%
Miscellaneous permanent differences	-2.0%	-0.5%
Hong Kong income tax rate	16.5%	16.5%
Provision for income tax	14.5%	16.0%

There were no significant permanent or temporary differences.

Accounting for Uncertainty in Income Taxes

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the consolidated financial statements as tax expense.

Note 10 – NONCONTROLLING INTEREST

On February 1, 2010, the company subsidiary Chang An Consultants Ltd., declared dividend for approximately $192,000. The company had made a payment of $76,923 to the noncontrolled shareholders.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

Revenue

Revenues for the three months ending March 31, 2010 were $1,157,677, as compared to the revenues of $1,034,340 for the three months period ended March 31, 2009.  This increase of $123,337 or approximately 12% was mainly due to an increase of commission income partially offset by a decrease of consulting income, website advertising and enrollment fee.  Commission income, which is based on a percentage premium paid by the insured, for the three months period ended March 31, 2010 was $1,133,867 as compared to $1,000,797 for the same period of 2009.  The increase of commission income $133,070 or approximately 13% was mainly due to the increase of client base as well as insurance call and premium rates in the market.  Consulting income for the three months period ended March 31, 2010 was $16,500 compared to $24,944 for the comparable period of 2009.  The decrease of consulting income $8,444 or approximately 34% was mainly due to demand of the services decreased.  Website advertising and enrollment fee for the three months period ended March 31, 2010 were $1,917 and $384 as compared to $3,500 and $453 for the same period of 2009 respectively.  The decrease of website advertising was mainly due to a delay in customer’s billing while the decrease of enrollment fee was mainly due to the decrease of enrollment during the period.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the three months ending March 31, 2010 was $182,678 compared to $321,956 for the three months period ended March 31, 2009.  The decrease in pre-tax profit of $139,278, or approximately 43%, was mainly due to an increase in revenues partially offset by an increase in operating expenses during the three months ended March 31, 2009.  Causes for the revenue increase were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Operating expenses

Operating expenses for the three months ending March 31, 2010 were $979,282, as compared to $716,709 for the three months period ended March 31, 2009.  The increase of $262,573 or approximately 37% was mainly due to increases in salary, travel expenses, bad debt and exchange loss, which were partially offset by a reduction in rents.

 The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $64,208 or 15% for the three months ended March 31, 2010 as compared to last year.  The increase in salary expenses was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $47,511 or 93% for the three months ended March 31, 2010.  The increase was due to revenue growth and general price inflation.

■

Bad debt expenses – increased by $137,717 in 2010 from $0 in 2009.  The increase was mainly due to an increase in the provision of doubtful debts in 2010.

■

Exchange loss – increased by $14,122 or 262% from $5,394 in 2009 to $19,516 in 2010.  The increase was mainly because the exchange rate of US dollar against HK dollar in the market throughout 2010 was under HK$7.8 which is used by the company as standard rate in accounting purpose.

■

Rent – decreased $3,270 or 3% for the three months ended March 31, 2010.  The decrease was mainly due to a decrease in rental rate of the Hong Kong Office and the staff quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2010, cash provided by operating activities totaled $164,499.  This was primarily due to net income during the period plus an increase in commission receivable, fiduciary asset, deposit and prepayment, other receivable, accounts payable, and income tax prepaid/ payable which was partially offset by a decrease in enrolment fee receivable, claims payables, other payables, accrued expenses and deferred income.

Net cash provided by operating activities for the three months ended March 31, 2010 increased by $21,041, or approximately 15%, as compared to the same period of 2009.  The increase of net cash flow was mainly due to the increase of net income after adjustments of non-cash activities such as depreciation, bad debt, fixed asset written off and noncontrolling interest in the three months ended March 31, 2010 as compared to the same period of 2009.

For the three months ended March 31, 2010, cash used in investing activities amounted to $14,843.  The use of funds for the three months period was for the purchase of fixed assets.  For the same period of 2009, cash used in investing activities amounted to $59,806.  The use of funds was mainly for the purchases of equity investment for long term investment purpose.

For the three months ended March 31, 2010, cash used in finance activities totaled $72,446.  The funds were used for the repayment of obligations under finance leases, dividend payment to minority shareholders and payments on related party debt which was partially offset by an increase of borrowings on related party.  For the same period of 2009, net cash used by financing activities amounted to $41,992.  The funds were used for the repayment of obligation under finance leases, dividend payment to minority shareholders, and payments on related party debt.

Assets and liabilities

For the three months ended March 31, 2010, the Group’s balance sheet reflects total assets of $11,423,846 and total liabilities of $3,467,833.  These items increased $2,588,362 or approximately 29% and $2,552,079 or approximately 279% respectively when compared to the year ended December 31, 2009.  The increase of total assets was mainly due to an increase of cash and cash equivalents, deposit and prepayments, fiduciary asset and other receivables which was partially offset by a decrease of commission receivable, income tax prepaid and equity investment.  In addition, the increase of total liabilities was due to a increase of trade accounts payable and amount due to directors which was partially offset by a decrease of claim payable, other payable, accrued expenses, deferred revenue and the obligation from hire purchase lease.

As of March 31, 2010, commission receivable was $597,814 as compared to $658,795 for the same period in 2009, while trade accounts payable and other payable were $3,264,292 and $120,431 respectively, as compared to December 31, 2009 balances of $625,385 and $144,092.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the period end.  In addition, because the rate of insurance premium paid by customers to insurers was raised, cash and cash equivalents, fiduciary asset and other receivable increased during the period ended March 31, 2010.  Furthermore, because certain claims received from insurers on behalf of customers were repaid, the claim payable decreased as compared to the year end of 2009.

Accrued expenses of $8,753 as of March 31, 2010 significant reduced by $68,728 or approximately 89% from $77,481 as of December 31, 2009.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2009.  In addition, income tax payable as of March 31, 2010 was $14,229 was in relation to the provision of income tax for the first three months period of 2010.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $328,944 and $369,360 as of March 31, 2010 and December 31, 2009 respectively.  The decrease of $40,416 or approximately 11% was mainly due to the change of fair values between March 31, 2010 and December 31, 2009.

The Company has bank and cash equivalents of approximately $6,665,086 as at March 31, 2010.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of March 31, 2010, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $551,156.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 13, 2010

By: /s/ John Liu, Director

Date:  May 13, 2010

By: /s/ Colman Au, Chief Financial Officer

Date:  May 13, 2010

12