Form 10-Q
period 2010-06-30
ALCO, INC.
filed 2010-08-12
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          ~~Yes ☐   No ☐~~  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2010, there were 10,348,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,371,858	$6,587,876
Commissions receivable, net	792,615	658,795
Enrolment fee receivable	707	1,500
Total current assets	7,165,180	7,248,171
Property, plant and equipment, net	115,473	117,815
Other assets:
Deposit and prepayments	134,164	106,139
Income tax refundable	-	12,253
Fiduciary asset	2,604,841	504,791
Investment in available for sale securities	305,074	369,360
Other receivable	843,069	476,955
Total other assets	3,887,148	1,469,498
Total Assets	$11,167,801	$8,835,484

LIABILITIES
Current Liabilities:
Trade accounts payable	$1,761,275	$625,385
Claim payable	31,128	48,504
Other payable	282,290	144,092
Accrued expenses	5,600	77,481
Income tax payable	203,381	-
Due to directors	15,253	15,091
Deferred revenue	8,917	1,917
Current portion of obligation from Hire Purchase lease	-	2,599
Total Current Liabilities	2,307,844	915,069
Long term portion of obligation from hire purchases lease	-	685
Total Liabilities	$2,307,844	$915,754

COMMITMENTS AND CONTINGENCIES

EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,348,000 and 10,150,000 shares issued and outstanding respectively	10,348	10,150
Additional Paid-in capital	68,800	60,363
Accumulated other comprehensive income	50,114	120,213
Retained earnings	8,650,643	7,623,855
Total ALCO, Inc. shareholders' equity	8,779,905	7,814,581
Noncontrolling interest	80,052	105,149
Total equity	8,859,957	7,919,730
Total Liabilities and Equity	$11,167,801	$8,835,484

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Commission income	$1,762,760	$1,295,338	$2,896,627	$2,296,135
Consulting income	19,000	69,438	35,500	94,382
Website advertising	5,083	3,500	7,000	7,000
Enrolment fee income	14,074	-	14,458	453
Other revenues	7,754	10,824	12,763	15,470
Total revenues	1,808,671	1,379,100	2,966,348	2,413,440
Operating Expenses
Salaries and compensation	454,852	391,535	945,255	817,730
Travel expenses	66,697	63,884	165,464	115,140
Rents	121,257	121,381	241,825	245,219
Bad debt expenses (recovery)	(122,657)	-	15,060
Depreciation	9,609	8,622	18,986	17,176
Exchange loss	1,624	3,471	21,140	8,865
Other general and administrative	169,109	148,975	272,043	250,447
Total Operating Expenses	700,491	737,868	1,679,773	1,454,577
Income from Operations	1,108,180	641,232	1,286,575	958,863

Other Income (Expense)
Interest income	765	1,066	1,846	3,318
Investment income	2,603	2,520	5,826	4,716
Interest expense	21	(107)	-	(230)
Total Other Income	3,389	3,479	7,672	7,804

Income before provision for Income Taxes	1,111,569	644,711	1,294,247	966,667
Provision for Income Taxes	189,152	109,417	215,634	161,021
Net Income	922,417	535,294	1,078,613	805,646
Less: Net income attributable to the noncontrolling interest	(31,617)	(21,286)	(51,825)	(32,711)
Net Income attributable to ALCO, Inc.	$890,800	$514,008	$1,026,788	$772,935
Comprehensive Income:
Net income	922,417	535,294	1,078,613	805,646
Other Comprehensive Income (loss) - marketable securities	(27,109)	110,681	(70,099)	28,692
Comprehensive Income	$895,308	$645,975	$1,008,514	$834,338
Less: comprehensive loss attributable to non-controlling interest	(31,617)	(21,286)	(51,825)	(32,711)
Comprehensive Income attributable to ALCO. Inc.	863,691	624,689	956,689	801,627

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.09	$0.05	$0.10	$0.08

Weighted average shares outstanding	10,213,099	10,150,000	10,181,724	10,150,000

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$1,078,613	$805,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,986	17,176
Bad debt	15,060	-
Fixed asset impairment	1,809	-
Stock-based compensation	8,635	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(148,880)	(373,900)
(Increase)/Decrease in fiduciary asset	(2,100,050)	(134,964)
(Increase)/Decrease in enrolment fee receivable	793	(80)
(Increase)/Decrease in deposit and prepayment	(28,481)	1,107
(Increase)/Decrease in other receivable	(371,927)	(12,982)
Increase/(Decrease) in accounts payable	1,135,890	235,104
Increase/(Decrease) in claims payable	(17,376)	(67,135)
Increase/(Decrease) in other payable	138,198	(9,528)
Increase/(Decrease) in accrued expenses	(71,881)	(49,962)
Increase/(Decrease) in deferred income	7,000	7,000
Increase/(Decrease) in income tax prepaid / payable	215,634	161,021
Net cash (used) / provided by operating activities	(117,977)	578,503

Investing Activities
Purchase of fixed assets	(21,074)	(3,115)
Purchase of equity investment	-	(94,495)
Net cash (used) by investing activities	(21,074)	(97,610)

Financing Activities
Repayment of obligations under finance leases	(207)	(1,140)
Dividend paid to minority shareholders	(76,922)	(41,025)
Borrowings on related party debt	19,129	-
Principal payments on related party debt	(18,967)	(405)
Net cash (used) by financing activities	(76,967)	(42,570)
Increase in cash	(216,018)	438,323
Cash at beginning of period	6,587,876	5,564,247
Cash at end of period	$6,371,858	$6,002,570

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$-	$230
Income taxes	$-	$-

Non-Cash Transactions
Change in fair value for Available-for-sales securities	$(70,099)	$(81,989)
Stock dividend received from Available-for-sale securities	$5,813	$-
See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE PERIOD ENDED JUNE 30, 2010 AND YEAR ENDED DECEMBER 31, 2009 (UNAUDITED)

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Par Value

Balance, December 31, 2009	10,150,000	10,150	60,363	120,213	7,623,855	7,814,581	105,149	7,919,730

Restricted Shares issued to employee	198,000	198	(198)			-		-

Stock-based compensation			8,635			8,635		8,635

Unrealized loss on marketable securities				(70,099)		(70,099)		(70,099)

Net Income					1,026,788	1,026,788	51,825	1,078,613

Dividend paid							(76,922)	(76,922)

Balance, June 30, 2010	10,348,000	10,348	68,800	50,114	8,650,643	8,779,905	80,052	8,859,957

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

Certain accounting principles, which are stipulated by US GAAP, are not applicable in the HKAS.  The difference between HKAS accounts of the Company and its US GAAP financial statements are adjusted in the Company consolidated financial statement.

The Company maintains its books and accounting records in Hong Kong dollars ("HK$"), which was determined to be the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end.  Contributed capital accounts are translated using the historical rate of exchange in effect when capital was contributed.  Income statement accounts are translated at the average rate of exchange during the year.  Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity.  Gain and losses resulting from foreign currency transactions are included in operations.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM (ASC) No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for the six months ended June 30, 2010 and 2009 was 16.5%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

Related Party Transactions

The caption "Due to director" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

Stock Based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment” which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for compensation to employees. Under the provisions of ASC 718, share-based payment compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).

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

Note 3 – STOCK-BASED COMPENSATION

On June 1, 2010 the board of directors approved and the Company granted an award of 198,000 shares of restricted stock to certain key employees and directors of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan (the “Plan”) as approved by the Company’s Board of Directors.  Under the plan, a maximum of 500,000 shares of common stock of the Company may be delivered in satisfaction of awards under the Plan.  Key employees and directors of the Company are eligible to participate in the plan.  Each grant of restricted shares under the Plan is subject to a three year restriction period during which: (1) the shares cannot be transferred by the employee; and (2) the shares will be forfeited if the employment is terminated by the holder or the Company. The restricted common stock does have full participation rights in both dividends and voting matters during the period of restriction.

The restricted stock was granted at a price that was equal to the fair value of the Company’s stock on such date of grant. The aggregate value of this award was $310,860 which will be recognized ratably over the three year restriction period. For the six months ended June 30, 2010, the Company has recognized $8,635 of stock-based compensation expense in salaries and compensation expenses and has unrecognized compensation cost associated with this grant of $302,225.

Note 4 – CASH

	June 30,	December 31,
Cash consist of the following:	2010	2009

Cash in hand	$6,907	$8,153
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	4,858,986	4,035,514
United Overseas Bank	4,176	5,580
Bank of China	1,657	4,253
Sun Hung Kei Financial	132	33
Cash in bank - Fixed Deposit	1,500,000	2,534,343
	$6,371,858	$6,587,876

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

Note 5 – FIDUCIARY ASSET

Fiduciary asset is cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders. When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer. At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary asset. Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary asset and credits claims payable and other payables, if necessary. The fiduciary asset at June 30, 2010 and December 31, 2009 were $2,604,841 and $504,791, respectively.

Note 6 – COMMISSIONS RECEIVABLE

	June 30,	December 31,
Commissions receivable consist of the following:	2010	2009

Commissions receivable	$1,222,183	$1,093,893
Less: allowances for doubtful accounts	429,568	435,098
	$792,615	$658,795

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2010.

Assets	Fair value		Fair value Hierarchy
	June 30, 2010	December 31, 2009

Stocks	$305,074	$369,360	Level 1

Investment in available for sale securities listed above are carried at fair value. The Company is able to value its available for sale securities based on quoted fair values for identical instruments, which resulted in the Company reporting its securities as Level 1.

Unrealized loss of $70,099 and gain of $28,692 for the investments were recognized in the other comprehensive income for the six months ended June 30, 2010 and 2009.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	June 30,	June 30,
Investment Income	2010	2009

Dividend from the publicly traded equity securities	$5,826	$4,716

Note 8 – DUE TO DIRECTORS

	June 30,	December 31,
Due to directors consist of the following:	2010	2009

Andrew Liu Fu Kang	15,091	15,091
John Liu Shou Kang	162	-
	$15,253	$15,091

Note 9 – RELATED PARTY TRANSACTION

The Company rented office space in Hong Kong and quarters in Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		June 30,	June 30,
Location	Landlord	2010	2009

HK Office Room 501 & 502A	Fortune Ocean Ltd	$23,846	$71,538
HK Office Room 502B	Fortune Ocean Ltd	7,692	23,077
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	15,385	15,385
Director (Andrew) Quarter	First Pacific Development Ltd	10,000	10,000
		$56,923	$120,000

In February 2010, Fortune Ocean Ltd sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the company ceased to pay rent to Fortune Ocean Ltd starting in March 2010.  The amount disclosed as of June 30, 2010 for Hong Kong office are payment made for January and February 2010 since this company was the landlord at this period.

Note 10 – INCOME TAXES

The Company's effective tax rate for the six months ended June 30, 2010 and 2009 was 16.7%.  The provisions for income taxes for the periods ended June 30, 2010 and 2009 are summarized as follows:

Hong Kong only:	2010	2009

Current	$215,634	$161,021
Deferred	-	-
	$215,634	$161,021

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2010	2009

U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
Miscellaneous permanent differences	0.2%	0.2%
Hong Kong income tax rate	16.5%	16.5%
Provision for income tax	16.7%	16.7%

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

Note 11 – NONCONTROLLING INTEREST

On February 1, 2010, the company subsidiary Chang An Consultants Ltd., declared dividends of approximately $192,000. As a result, the company had made a payment of $76,922 to the noncontrolling shareholders.

Note 12 – SUBSEQUENT EVENT

On July 27, 2010, the company subsidiary Andrew Liu & Company Limited (“ALC”) entered into a loan agreement and a mortgage with its client, HK Huajinyuan Shipping Co., Limited (“HKHS”).  Under the loan agreement and the mortgage, ALC will make available to HKHS an on demand loan facility in the principal amount of up to US$3,500,000.  The loan is interest bearing and secured by a vessel owned by HKHS.  The loan is payable in full at any time upon demand.  Furthermore, HKHS is required to perform, observe, and comply with certain covenants, terms and conditions including, but not limited to, the requirement to keep the vessel operationally seaworthy, fit for service and in compliance with all related laws and regulations such as ISM Code, the ISPS Code, the MARPOL and all other laws and regulations including all Environmental Laws and Environmental Authorizations.  Moreover, HKHS cannot create or permit to subsist any security interest over the vessel except certain conditions that are in relation to the ordinary course of business.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009 AND THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

Revenue

Revenues for the six months ending June 30, 2010 were $2,966,348, as compared to the revenues of $2,413,440 for the six months period ended June 30, 2009.  This increase of $ 552,908 or approximately 23% was mainly due to an increase of commission income and enrollment fee partially offset by a decrease of consulting income and other revenues.  Commission income, which is based on a percentage premium paid by the insured, for the six months period ended June 30, 2010 was $2,896,627 as compared to $2,296,135 for the same period of 2009.  The increase of commission income $600,492 or approximately 26% was mainly due to the increase of client base as well as insurance call and premium rates in the market.  Consulting income for the six months period ended June 30, 2010 was $35,500 compared to $94,382 for the comparable period of 2009.  The decrease of consulting income $58,882 or approximately 62% was mainly due to demand of the services decreased.  Enrollment fee for the six months period ended June 30, 2010 were $14,458 as compared to $453 for the same period of 2009.  The increase of enrollment fee was mainly due to the increase of enrollment and the rates during the period.

Revenues for the three months ending June 30, 2010 were $1,808,671, as compared to revenues of $1,379,100 for the six month ending June 30, 2009.  This increase of $429,571, or approximately 31%, was mainly due to increases in commission income, website advertising and enrollment fee partially offset by a decrease of consulting income and other revenues.  Commission income for the three month period ended June 30, 2010 was $1,762,760 as compared to $1,295,338 for the same period of 2009.  The increase of commission income $467,422 or approximately 36%, was mainly due to the increase of client base as well as insurance call and premium rates in the market.  Consulting income for the three month period ended June 31, 2010 was $19,000 compared to $69,438 for the comparable period of 2009.  In addition, website advertising and enrollment fee for the three month period ended June 30, 2010 were $5,083 and $14,074 as compared to $3,500 and $0 for the same period of 2009 respectively.  Causes for the changes for the three months ended June 30, 2010 and 2009 are same as the causes stated in the six months ending as the paragraph above.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the six months ending June 30, 2010 was $1,294,247 compared to $966,667 for the six months period ended June 30, 2009.  The increase in pre-tax profit of $ 327,580, or approximately 34%, was mainly due to an increase in revenues partially offset by an increase in operating expenses during the six months ended June 30, 2010.  Causes for the revenue increase were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Net income before tax and noncontrolling interest for the three months ending June 30, 2010 was $1,111,569 compared to $644,711 for the three month period ended June 30, 2009.  The increase in pre-tax profit of $ 466,948, or approximately 72%, was mainly due to an increase in revenues and decrease in operating expenses during the three months ended June 31, 2010.  Causes for these changes are same as the causes stated in the six months ending as the paragraph above.

Operating expenses

Operating expenses for the six months ending June 30, 2010 was $1,679,773, as compared to $1,454,577 for the six month period ended June 30, 2009.  The increase of $225,196 (or approximately 15%) was mainly due to increases in salary, travel expenses, bad debt expenses, depreciation, exchange loss and other general and administrative expenses, which were partially offset by a reduction in rents.

Operating expenses for the three months ending June 30, 2010 was $700,491, as compared to $737,868 for the three month period ended June 30, 2009.  The decrease of $37,377 (or approximately 5%) was mainly due to decrease in bad debt expenses and exchange loss, which were partially offset by increases in salary, travel expenses, depreciation, and other general and administrative expenses.

The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $127,525 or 16% for the six months ended and $63,371 or 16% for the three months ended June 30, 2010 as compared to last year.  The increase was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $50,324 or 44% for the six months ended and $2,813 or 4% for three months ended June 30, 2010 as compared to last year.  The increase was due to the growth of client base and general price inflation.

■

Bad debt expenses – increased by $15,060 for the six months ended June 30, 2010 from $0 for the same period of 2009.  The increase was mainly due to an increase in the provision of doubtful debts in 2010.  For the three months ended March

31, 2010, the bad debt expense was $137,717.  However, during the second quarter of 2010, about $122,657 provision of bad debt was recovered.  Therefore, year-to-date bad debt expense decreased to $15,060 from $137,717 in March 2010.

■

Rent – decreased $3,394 or 1% for the six months ended June 30, 2010.  The decrease was mainly due to a decrease in rental rate of the Hong Kong Office and the staff quarter.

■

Exchange loss – increased $12,275 or 138% from $8,865 for the six months ended June 30, 2009 to $21,140 for the same period of 2010.  The increase was mainly because the exchange rate of US dollar against HK dollar in the market throughout 2010 was under HK$7.8 which is used by the company as standard rate in accounting purpose.  For the three months ended June 30, 2010 and 2009, exchange loss was $1,624 and $3,471 respectively.  The decrease of $1,847 or 53% was because the exchange rate of US dollar against HK dollar during 2009 was lower than 2010.

■

Other General and Administrative Expenses - increased $21,596 or 9% for the six months ended and increase $20,134 or 14% for the three months ended June 30, 2010.  In general, the increase was due to the general price inflation, increment of headcount causing office administrative expense increased, and the growth of client base causing telecommunication and postage expenses increased.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2010, cash used by operating activities totaled $117,977.  This was primarily due to net income during the period plus an increase in commission receivable, fiduciary asset, deposit and prepayment, other receivable, accounts payable, other payable, deferred income and income tax prepaid/ payable which was partially offset by a decrease in enrolment fee receivable, claims payables, and accrued expenses.

Net cash used by operating activities for the six months ended June 30, 2010 increased by $696,480, or approximately 120%, as compared to the same period of 2009.  The increase of net cash outflow was mainly due to the increase of operating assets such as fiduciary asset, deposit and prepayment and other receivable, and decrease of operating liabilities such as accrued expenses in the six months ended June 30, 2010 as compared to the same period of 2009.

For the six months ended June 30, 2010, cash used in investing activities amounted to $21,074.  The use of funds for the six months period was for the purchase of fixed assets.  For the same period of 2009, cash used in investing activities amounted to $97,610.  The use of funds was mainly for the purchases of equity investment for long term investment purpose.

For the six months ended June 30, 2010, cash used in finance activities totaled $76,967.  The funds were used for the repayment of obligations under finance leases, dividend payment to minority shareholders and payments on related party debt which was partially offset by an increase of borrowings on related party.  For the same period of 2009, net cash used by financing activities amounted to $42,570.  The funds were used for the repayment of obligation under finance leases, dividend payment to minority shareholders, and payments on related party debt.

Assets and liabilities

For the six months ended June 30, 2010, the Group’s balance sheet reflects total assets of $11,167,801 and total liabilities of $2,307,844.  These items increased $2,332,317 or approximately 26% and $1,392,090 or approximately 152% respectively when compared to the year ended December 31, 2009.  The increase of total assets was mainly due to an increase of commission receivable, deposit and prepayments, fiduciary asset and other receivables which was partially offset by a decrease of cash and cash equivalents, enrolment fee receivable, property, plant and equipment, income tax refundable and investment in available for sale securities.  In addition, the increase of total liabilities was due to an increase of trade accounts payable, other payable, and income tax payable and deferred revenue which was partially offset by a decrease of claim payable, accrued expenses and the obligation from hire purchase lease.

As of June 30, 2010, commission receivable was $792,615 as compared to $658,795 for the same period in 2009, while trade accounts payable and other payable were $1,761,275 and $282,290 respectively, as compared to December 31, 2009 balances of $625,385 and $144,092.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the period end.  In addition, because the rate of insurance premium paid by customers to insurers was raised, fiduciary asset and other receivable increased during the period ended June 30, 2010.  Furthermore, because certain claims received from insurers on behalf of customers were repaid, the claim payable decreased as compared to the year end of 2009.

Accrued expenses of $5,600 as of June 30, 2010 significant reduced by $71,881 or approximately 93% from $77,481 as of December 31, 2009.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2009.  In addition, income tax payable as of June 30, 2010 was $203,381 was in relation to the provision of income tax for the six months period of 2010.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $305,074 and $369,360 as of June 30, 2010 and December 31, 2009 respectively.  The decrease of $64,286 or approximately 17% was mainly due to the change of fair values between June 30, 2010 and December 31, 2009.

The Company has bank and cash equivalents of approximately $6,371,858 as at June 30, 2010.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of June 30, 2010, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $614,407.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this interim report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about May 31, 2010, we issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on May 31, 2010.  The restricted shares which were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company.  The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $310,860, of which $8,635 was recognized as stock-based compensation expense in salaries and compensation expenses during the six months ended June 30, 2010.  The balance will be recognized as stock-based compensation expenses in the coming three years.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 12, 2010

By: /s/ John Liu, Director

Date:  August 12, 2010

By: /s/ Colman Au, Chief Financial Officer

Date:  August 12, 2010