Form 10-Q
period 2010-09-30
ALCO, INC.
filed 2010-11-12
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2010, there were 10,342,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)                               5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)                                                                                                                                         6

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE PERIOD ENDED SEPTEBER 30, 2010 AND YEAR ENDED DECEMBER 31, 2009 (UNAUDITED)                                                                                     7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                          15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

18

ITEM 4(T). CONTROLS AND PROCEDURES

18

PART II - OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 1A. RISK FACTORS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

ITEM 5. OTHER INFORMATION

20

ITEM 6. EXHIBITS

20

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

ASSETS	September 30, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$5,916,024	$6,587,876
Commissions receivable, net	349,239	658,795
Enrolment fee receivable	1,698	1,500
Fiduciary asset	2,915,627	504,791
Prepayment	851,626	-
Total current assets	10,034,214	7,752,962
Property, plant and equipment, net	118,349	117,815
Other assets:
Deposit	163,627	106,139
Income tax refundable	-	12,253
Investment in available for sale securities	337,652	369,360
Loan receivable	1,650,086	-
Other receivable	532,716	476,955
Total other assets	2,684,081	964,707
Total Assets	$12,836,644	$8,835,484

LIABILITIES
Current Liabilities:
Trade accounts payable	$2,855,624	$625,385
Claim payable	48,526	48,504
Other payable	196,244	144,092
Accrued expenses	5,609	77,481
Income tax payable	309,439	-
Due to directors	15,253	15,091
Deferred revenue	5,417	1,917
Current portion of obligation from Hire Purchase lease	-	2,599
Total Current Liabilities	3,436,112	915,069
Long term portion of obligation from hire purchases lease	-	685
Total Liabilities	$3,436,112	$915,754

COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,342,000 and 10,150,000 shares issued and outstanding respectively	10,342	10,150
Additional Paid-in capital	93,664	60,363
Accumulated other comprehensive income	80,075	120,213
Retained earnings	9,107,174	7,623,855
Total ALCO, Inc. shareholders' equity	9,291,255	7,814,581
Noncontrolling interest	109,277	105,149
Total equity	9,400,532	7,919,730
Total Liabilities and Equity	$12,836,644	$8,835,484
See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Commission income	$1,463,975	$1,320,181	$4,360,602	$3,616,316
Consulting income	12,000	21,500	47,500	115,882
Website advertising	3,500	3,500	10,500	10,500
Enrolment fee income	1,108	1,641	15,566	2,094
Other revenues	8,640	14,035	21,403	29,505
Total revenues	1,489,223	1,360,857	4,455,571	3,774,297
Operating Expenses
Salaries	485,611	401,558	1,430,866	1,219,288
Travel expenses	97,160	65,783	262,624	180,923
Rents	122,003	121,303	363,828	366,522
Bad debt expenses	173,527	-	188,587	-
Depreciation	9,962	8,641	28,948	25,817
Exchange loss and (gain)	(4,260)	4,832	16,880	13,697
Other general and administrative	103,912	90,466	375,955	340,913
Total Operating Expenses	987,915	692,583	2,667,688	2,147,160
Income from Operations	501,308	668,274	1,787,883	1,627,137
Other Income (Expense)
Interest income	87,880	938	89,726	4,256
Investment income	2,627	2,543	8,453	7,259
Interest expense	-	(92)	-	(322)
Total Other Income	90,507	3,389	98,179	11,193
Income before provision for Income Taxes	591,815	671,663	1,886,062	1,638,330
Provision for Income Taxes	106,058	113,656	321,692	274,677
Net Income	485,757	558,007	1,564,370	1,363,653
Less: Net income attributable to the noncontrolling interest	(29,226)	(24,411)	(81,051)	(57,122)
Net Income attributable to ALCO, Inc.	$456,531	$533,596	$1,483,319	$1,306,531

Comprehensive Income:
Net income	485,757	558,007	1,564,370	1,363,653
Other Comprehensive Income (loss) - marketable securities	29,961	99,353	(40,138)	128,045
Comprehensive Income	$515,718	$657,360	$1,524,232	$1,491,698
Less: comprehensive income attributable to non-controlling interest	(29,226)	(24,411)	(81,051)	(57,122)
Comprehensive Income attributable to ALCO. Inc.	486,492	632,949	1,443,181	1,434,576

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.04	$0.05	$0.14	$0.13
Weighted average shares outstanding	10,344,087	10,150,000	10,236,440	10,150,000

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Nine Months Ended September 30,
Operating Activities	2010	2009
Net income	$1,564,370	$1,363,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,948	25,817
Bad debt	188,587	-
Fixed asset written off	1,809	119
Stock-based compensation	33,493
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	120,969	(329,168)
(Increase)/Decrease in fiduciary asset	(2,410,836)	1,108,494
(Increase)/Decrease in enrolment fee receivable	(198)	(800)
(Increase)/Decrease in deposits	(57,944)	1,107
(Increase)/Decrease in other receivable	(64,191)	(37,041)
Increase/(Decrease) in accounts payable	4,080,153	(831,224)
Increase/(Decrease) in claims payable	22	(67,135)
Increase/(Decrease) in other payable	52,152	(111,228)
Increase/(Decrease) in accrued expenses	(71,872)	(52,947)
Increase/(Decrease) in deferred income	3,500	3,500
Increase/(Decrease) in income tax prepaid / payable	321,692	274,677
Net cash provided by operating activities	3,790,654	1,347,824
Investing Activities
Loan made to third parties	(3,500,000)	-
Prepayment relating to acquisition	(851,626)	-
Purchase of fixed assets	(33,912)	(4,138)
Purchase of equity investment	-	(97,028)
Net cash (used) by investing activities	(4,385,538)	(101,166)
Financing Activities
Repayment of obligations under finance leases	(207)	(1,733)
Dividend paid to minority shareholders	(76,923)	(41,025)
Borrowings on related party debt	19,129
Principal payments on related party debt	(18,967)	(405)
Net cash (used) by financing activities	(76,968)	(43,163)
(Decrease) / increase in cash	(671,852)	1,203,495
Cash at beginning of period	6,587,876	5,564,247
Cash at end of period	$5,916,024	$6,767,742
Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$-	$322
Income taxes	$-	$-
Non-Cash Transactions
Offset of loan receivable with accounts payable	$1,849,914	-
Change in fair value for Available-for-sales securities	$(40,138)	$128,045
Dividend received	$8,430	$5,756
See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE PERIOD ENDED SEPTEBER 30, 2010 AND YEAR ENDED DECEMBER 31, 2009 (UNAUDITED)

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value

Balance, December 31, 2009	10,150,000	10,150	60,363	120,213	7,623,855	7,814,581	105,149	7,919,730

Restricted Shares issued to employee	198,000	198	(198)			-		-
Stock forfeited	(6,000)	(6)	6			-		-
Stock-based compensation			33,493			33,493		33,493
Unrealized loss on marketable securities				(40,138)		(40,138)		(40,138)

Net Income					1,483,319	1,483,319	81,051	1,564,370

Dividend paid							(76,923)	(76,923)

Balance, September 30, 2010	10,342,000	10,342	93,664	80,075	9,107,174	9,291,255	109,277	9,400,532

See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Note 1 – ORGANIZATION AND OPERATIONS

Description of Business and Basis of Presentation

ALCO, Inc. (“ALCO,” “we,” “us,” the “Company”) was incorporated in Nevada on June 7, 1999 as Seahorse, Inc. and changed its name to Lotus Capital Corp. on September 20, 2004, and to ALCO, Inc. on February 13, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

Certain accounting principles, which are stipulated by US GAAP, are not applicable in the HKAS.  The difference between HKAS accounts of the Company and its US GAAP financial statements are adjusted in the Company consolidated financial statements.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM (ASC) No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for the periods ended September 30, 2010 and 2009 was 17.1% and 16.8%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

Related Party Transactions

The captions "Due to director" represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

The Company rents a quarter in Hong Kong from director of the company and a quarter in Shanghai from a company owned by directors of the Company.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements. See note 6, “Fair value of available for sale marketable securities investments and investment income”

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended September 30, 2010.

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

Note 3 – STOCK-BASED COMPENSATION

On June 1, 2010 the board of directors approved and the Company granted an award of 198,000 common shares to certain key employees and directors.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plans.  Under this plan, a maximum of 500,000 common shares may be delivered in satisfaction of awards under the plan.  Key employees and directors of the Company are eligible to participate.  Each grant of shares under the plan is subject to a three year restriction period during which: (1) the shares cannot be transferred by the employee; and (2) the shares will be forfeited if the employment is terminated by the holder or the Company. The restricted common stock does have full participation rights in both dividends and voting matters during the period of restriction.

The restricted stock was granted at a price that was equal to the fair value of the Company’s stock on such date of grant. The aggregate value of this award was $301,440 which will be recognized ratably over the three-year restriction period. For the nine months ended September 30, 2010, the Company has recognized $33,493 of stock-based compensation expense in salaries and compensation expenses and has unrecognized compensation cost associated with this grant of $267,947. During August, 2010, one employee had forfeited the shares and therefore 6,000 shares were returned back to the company.

Note 4 – CASH

	September 30,	December 31,
Cash consist of the following:	2010	2009

Cash in hand	$6,737	$8,153
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	5,897,296	4,035,514
United Overseas Bank	7,696	5,580
Bank of China	4,176	4,253
Sun Hung Kei Financial	119	33
Cash in bank - Fixed Deposit	0	2,534,343
	$5,916,024	$6,587,876

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

Note 5 – COMMISSIONS RECEIVABLE

	September 30,	December 31,
Commissions receivable consist of the following:	2010	2009

Commissions receivable	$967,122	$1,093,893
Less: allowances for doubtful accounts	617,883	435,098
	$349,239	$658,795

Note 6 – FIDUCIARY ASSET

Fiduciary asset is cash balances held by a bank, mainly consisting of premiums collected from customers and payable to   insurers, and claims received from insurers and payable to policyholders. When the Company receives a premium from a     customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer. At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary asset. Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary asset and credits claims payable and other payables, if necessary. The fiduciary assets at September 30, 2010 and December 31, 2009 were $2,915,627 and $504,791, respectively.

Note 7 – PREPAYMENT

Prepayment of $851,626 paid in September 2010 is in relation to an acquisition of an insurance broker in Asia.  The fund is kept by the attorney appointed by the company and will be used for settlement of the acquisition in future.  See Note 14 – Subsequent Event below.

Note 8 – FAIR VALUE OF AVAILABLE FOR SALE MARKETABLE SECURITIES INVESTMENTS AND INVESTMENT INCOME

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2010.

Assets	Fair value		Fair value Hierarchy
	September 30, 2010	December 31, 2009

Stocks	$337,652	$369,360	Level 1

Investment in available for sale securities listed above are carried at fair value. The Company is able to value its available for sale securities based on quoted fair values for identical instruments, which resulted in the Company reporting its securities as Level 1.

Unrealized loss of $40,138 and gain of $128,045 for the investments were recognized in the other comprehensive income for the nine months ended September 30, 2010 and 2009.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	September 30,	September 30,
Investment Income	2010	2009

Dividend from the publicly traded equity securities	$8,453	$7,259

Note 9 – LOAN RECEIVABLE

On July 27, 2010, the company’s subsidiary Andrew Liu & Company Limited (“ALC”) entered into a loan agreement and a mortgage with its client, HK Huajinyuan Shipping Co., Limited (“HKHS”).  Under the loan agreement and the mortgage, ALC made available to HKHS an on demand loan facility of up to US$3,500,000.  The loan bears interest rate of 2.5% and is secured by a vessel owned by HKHS.  The loan is payable in full at any time upon demand.

As of September 2010, interest earned is $87,500 and the outstanding balance of the loan is as follows:

September 30,
2009

Loan amount	$3,500,000
Less: Offset of loan receivable with accounts payable	1,849,914
Balance	$1,650,086

Note 10 – DUE TO DIRECTORS

	September 30,	December 31,
Due to directors consist of the following:	2010	2009

Andrew Liu Fu Kang	15,091	15,091
John Liu Shou Kang	162	-
	$15,253	$15,091

Note 11 – RELATED PARTY TRANSACTION

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses paid to related parties for the period ending September 30, 2010 and September 30, 2009 consist of following:

		September 30,	September 30,
Location	Landlord	2010	2009

HK Office Room 501 & 502A	Fortune Ocean Ltd	$23,846	$107,308
HK Office Room 502B	Fortune Ocean Ltd	7,692	34,615
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	23,077	23,077
Director (Andrew) Quarter	First Pacific Development Ltd	15,000	15,000
		$69,615	$180,000

In February 2010, Fortune Ocean Ltd sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the company ceased to pay rent to Fortune Ocean Ltd starting in March 2010.  The amount disclosed as of September 30, 2010 for the Hong Kong office are payments made for January and February 2010 since this company was the landlord at this period. The company will continue recognize rent expense for the Hong Kong Office, but payment will be paid to the third parties.

Note 12 – INCOME TAXES

The Company's effective tax rate for the nine months ended September 30, 2010 and 2009 was 17.1% and 16.8% respectively.  The provisions for income taxes for the periods ended September 30, 2010 and 2009 are summarized as follows:

Hong Kong only:	2010	2009

Current	$321,692	$274,677
Deferred	-	-
	$321,692	$274,677

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2010	2009

U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
Miscellaneous permanent differences	0.6%	0.3%
Hong Kong income tax rate	16.5%	16.5%
Provision for income tax	17.1%	16.8%

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

Note 13 – NONCONTROLLING INTEREST

On February 1, 2010, the company subsidiary Chang An Consultants Ltd., declared dividends of $192,000. The company had made a payment of $76,923 to the noncontrolled shareholders.

Note 14 – SUBSEQUENT EVENT

On October 28, 2010, the company agreed to acquire an insurance broker in Asia.  Consideration of the acquisition is around $851,626 in cash and the total assets of the insurance broker are about $692,000.  The acquisition is subject to approval of the local government and relevant application is in progress.  Once the approval is obtained, the acquisition will be completed and the consideration will be fully settled in cash.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenue

Revenues for the nine months ending September 30, 2010 were $4,455,571, as compared to the revenues of $3,774,297 for the nine months period ended September 30, 2009.  This increase of $681,274 or approximately 18% was mainly due to an increase of commission income, and enrollment fee partially offset by a decrease of consulting income and other revenue.  Commission income, which is based on a percentage premium paid by the insured, for the nine months period ended September 30, 2010 was $4,360,602 as compared to $3,616,316 for the same period of 2009.  The increase of commission income $744,286 or approximately 21% was mainly due to the increase of client base as well as insurance call and premium rates in the market.  Consulting income for the nine months period ended September 30, 2010 was $47,500 compared to $115,882 for the comparable period of 2009.  The decrease of consulting income $68,382 or approximately 59% was mainly due to demand of the services decreased.  Enrollment fee for the nine months period ended September 30, 2010 was $15,566 as compared to $2,094 for the same period of 2009.  The increase of enrollment fee was mainly due to the increase of enrollment and the rates during the period.

Revenues for the three months ending September 30, 2010 were $1,489,223, as compared to revenues of $1,360,857 for the nine month ending September 30, 2009.  This increase of $128,366, or approximately 9%, was mainly due to increases in commission income partially offset by a decrease of consulting income, enrollment fee and other revenue.  Commission income for the three month period ended September 30, 2010 was $1,463,975 as compared to $1,320,181 for the same period of 2009.  The increase of commission income $143,794 or approximately 11%, was mainly due to the increase of client base as well as insurance call and premium rates in the market.  Consulting income for the three month period ended September 30, 2010 was $12,000 compared to $21,500 for the comparable period of 2009.  In addition, website advertising, enrollment fee and other revenue for the three month period ended September 30, 2010 were $3,500, $1,108 and $8,640 as compared to $3,500, $1,641 and $14,035 for the same period of 2009 respectively.  Causes for the changes for the three months ended September 30, 2010 and 2009 are same as the causes stated in the nine months ending as the paragraph above.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the nine months ending September 30, 2010 was $1,886,062 compared to $1,638,330 for the nine months period ended September 30, 2009.  The increase in pre-tax profit of $247,732, or approximately 15%, was mainly due to an increase in revenues and other income partially offset by an increase in operating expenses during the nine months ended September 30, 2010.  Causes for the revenue increase were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.  In addition, other income for the nine months period ended September 30, 2010 was $98,179 as compared to $11,193 for the same period of 2009.  The increase was mainly because of the interest income for the loan receivable.

Net income before tax and noncontrolling interest for the three months ending September 30, 2010 was $591,815 compared to $671,663 for the three month period ended September 30, 2009.  The decrease in pre-tax profit of $79,848 or approximately 12%, was mainly due to an increase in bad debt provision for 2010, even though there is an increase in revenue of $128,366 or 9% during the three months period.

Operating expenses

Operating expenses for the nine months ending September 30, 2010 was $2,667,688, as compared to $2,147,160 for the nine month period ended September 30, 2009.  The increase of $520,528 or approximately 24% was mainly due to increases in salary, travel expenses, bad debt expenses, depreciation, exchange loss and other general and administrative expenses, which were partially offset by a reduction in rents.

Operating expenses for the three months ending September 30, 2010 was $987,915, as compared to $692,583 for the three month period ended September 30, 2009.  The increase of $295,332 or approximately 43% was mainly due to increases in salary, travel expenses, bad debt expenses, depreciation and other general and administrative expenses, which were partially offset by a reduction in exchange loss.

The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $211,578 or 17% for the nine months ended and $84,053 or 21% for the three months ended September 30, 2010 as compared to last year.  The increase was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $81,701 or 45% for the nine months ended and $31,377 or 48% for three months ended September 30, 2010 as compared to last year.  The increase was due to the growth of client base and general price inflation.

■

Bad debt expenses – increased by $188,587 for the nine months ended and $173,527 for the three months ended September 30, 2010 as compared to the same period of 2009.  The increase was mainly due to an increase in the provision of doubtful debts in 2010.

■

Rent – decreased $2,694 or 1% for the nine months ended September 30, 2010.  The decrease was mainly due to a decrease in rental rate of the Hong Kong Office and the staff quarter.

■

Exchange loss – increased $3,183 or 23% for the nine months ended September 30, 2010 as compared to last year.  The increase was mainly because the exchange rate of US dollar against HK dollar in the market throughout 2010 was under HK$7.8 which is used by the company as standard rate in accounting purpose.  For the three months ended September 30, 2010 and 2009, exchange (gain) / loss was ($4,260) and $4,832 respectively.  The decrease of $9,092 or 188% was because the exchange rate of US dollar against HK dollar during 2009 was lower than 2010.

■

Other General and Administrative Expenses - increased $35,042 or 10% for the nine months ended and increase $13,446 or 15% for the three months ended September 30, 2010.  In general, the increase was due to the general price inflation, increment of headcount causing office administrative expense increased, and the growth of client base causing telecommunication and postage expenses increased.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2010, net cash provided by operating activities totaled $3,790,654.  This was primarily due to the net income together with the decreases in commission receivable and increases in accounts payable, claims payable, other payable, deferred income and income tax prepaid / payable, which were partially offset by the increases in fiduciary asset, deposits and other receivable, and decrease in accrued expenses.

Net cash provided by operating activities for the nine months ended September 30, 2010 increased $2,442,830, or approximately 181%, as compared to the same period of 2009.  The increase of net cash inflow was mainly due to net income increased by 15% and change of operating assets and liabilities increased by 4825%.

For the nine months ended September 30, 2010, cash used in investing activities amounted to $4,385,538.  The use of funds for the nine months period was for making a loan to third parties, a prepayment relating to acquisition and the purchase of fixed assets.  For the same period of 2009, cash used in investing activities amounted to $101,166.  The use of funds was mainly for the purchases of fixed assets and equity investment for long term investment purpose.

For the nine months ended September 30, 2010, cash used in finance activities totaled $76,968.  The funds were used for the repayment of obligations under finance leases, dividend payment to minority shareholders and payments on related party debt which was partially offset by an increase of borrowings on related party.  For the same period of 2009, net cash used by financing activities amounted to $43,163.  The funds were used for the repayment of obligation under finance leases, dividend payment to minority shareholders, and payments on related party debt.

Assets and liabilities

For the nine months ended September 30, 2010, the Group’s balance sheet reflects total assets of $12,836,644 and total liabilities of $3,436,112.  These items increased $4,001,160 or approximately 45% and $2,520,358 or approximately 275% respectively when compared to the year ended December 31, 2009.  The increase of total assets was mainly due to an increase of prepayment, deposits, fiduciary asset and other receivables which was partially offset by a decrease of cash and cash equivalents, commissions receivable, income tax refundable and investment in available for sale securities.  In addition, the increase of total liabilities was due to an increase of trade accounts payable, other payable, and income tax payable and deferred revenue which was partially offset by a decrease of accrued expenses and the obligation from hire purchase lease.

As of September 30, 2010, commission receivable was $349,239 as compared to $658,795 for the same period in 2009, while trade accounts payable and other payable were $2,855,624 and $196,244 respectively, as compared to December 31, 2009 balances of $625,385 and $144,092.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the period end.  In addition, because the rate of insurance premium paid by customers to insurers was raised, fiduciary asset and other receivable increased during the period ended September 30, 2010.

Accrued expenses of $5,609 as of September 30, 2010 significant reduced by $71,872 or approximately 93% from $77,481 as of December 31, 2009.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2009.  In addition, income tax payable as of September 30, 2010 was $309,439 was in relation to the provision of income tax for the nine months period of 2010.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $337,652 and $369,360 as of September 30, 2010 and December 31, 2009 respectively.  The decrease of $31,708 or approximately 9% was mainly due to the change of fair values between September 30, 2010 and December 31, 2009.

The Company has bank and cash equivalents of approximately $5,916,024 as at September 30, 2010.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of September 30, 2010, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $591,094.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about June 1, 2010, we issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on May 31, 2010.  The restricted shares which were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company. The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $301,440, of which $33,493 (6,000 shares with fair value of $9,420 was forfeited during the period) was recognized as stock-based compensation expense in salaries and compensation expenses during the nine months ended September 30, 2010.  The balance will be recognized as stock-based compensation expenses in the coming three years.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 12, 2010

By: /s/ John Liu, Director

Date:  November 12, 2010

By: /s/ Colman Au, Chief Financial Officer

Date:  November 12, 2010