Form 10-K
period 2010-12-31
ALCO, INC.
filed 2011-03-30
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 30, 2011, there were 10,342,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

On July 28, 2010, AL Marine set up a Hong Kong corporation called AL Marine Holdings (Hong Kong) Limited (“ALM HK”).  On December 16, 2010, ALM HK acquired 100% of the outstanding shares of Shanghai Heshili Broker Co. Ltd (“SHB”), a China corporation.  In order to hold and run SHB effectively, ALM HK appoints a local Chinese through an agency agreement to hold SHB on behalf of ALM HK.  In addition, ALM, HK and SHB enter into an exclusive agreement on December 16, 2010.  Under this agreement, ALM HK is entitled to receive all the profits earned from SHB.

The business of ALCO is now carried on through AL Marine and its subsidiaries.

PRINCIPAL PRODUCTS AND SERVICES

ALCO operates through its subsidiaries: ALC, CAC, ESA and SHB.  These subsidiaries operate primarily in Hong Kong and China.

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

ALC places insurance coverages with approximately twenty different insurance providers.  For P&I insurance, the company places insurance with The West of England Ship Owners Insurance Association, American P&I Club, and The South of England Protection & Indemnity Association (Bermuda) Ltd., among others.  For H&M coverage, ALC places coverages with Lloyd’s Underwriters, among others.  ALC does not have any written agreements with these insurance providers.

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

During 2010, ALC received US$132,435 (2.2% of total commission income) in commission income due to this agreement with the Strike Club.

ESA

AL Marine owns 85% of ESA.  In 2004, ESA was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) ("ICS") to set up ICS's first distant learning center in Shanghai, China.  ICS is an internationally recognized professional body representing shipbrokers, managers, and agents throughout the world.  ICS has approximately 3,500 members in over 60 countries.

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas.  As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, ESA is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP255 (approximately US$415), of which GBP137.5 (approximately US$224) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  ESA is responsible for paying the set up and maintenance for the center.

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2010, ESA had net assets of $(51,148) with a cash balance of $31,190, accounts receivable of $809, due to related parties of $77,210 and accounts payable of $6,897.

During the 2010 fiscal year, ESA received $3,678 from enrollment fees from this arrangement and $13,679 from other income.  It spent approximately $25,134 setting up and maintaining the learning center.

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

CAC has no formal agreement with the CSC Group.  In 2010, about 6.9% of ALCO’s revenue was generated from CAC.

SHB

AL Marine indirectly owns 100% of SHB through ALM HK and a local Chinese.  SHB, which was incorporated in China in July 2005, is an insurance brokerage firm engaging in general insurance such as property, motor vehicle, liability & indemnity, health and accident, etc.  SHB primary operations are in China.

Under Chinese government regulations, a person who acts as an insurance broker must obtain a license from the China Insurance Regulatory Commission.  SHB obtained the necessary license since June 2005.  In order to maintain the license, an insurance broker must meet minimum requirements in regard to qualifications and experience; paid-up capital; professional indemnity insurance; and keeping of proper books and accounts.  These requirements are determined by the Chinese government.  If an insurance broker does not meet these standards, the Commission can withdraw the insurance broker’s license.

SHB becomes ALCO’s subsidiary since December 16, 2010.  From December 16 to 31, 2010, about 0.2% of ALCO’s revenue was generated from SHB.

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

ALCO’s subsidiary, SHB, must comply with the minimum requirements specified by the Chinese government under the Rules on Administration of Insurance Brokerage Institutions.  The minimum requirements specified by the rules include:

(a)

To maintain adequate accounting books to record the revenue and expenditure of insurance brokerage business

(b)

To maintain a professional indemnity insurance policy

(c)

To submit auditor’s report to the Commission within three months after the year-end closing date.

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

Historically, ALCO has had a customer retention rate around 76% in 2010.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2010, ALCO had over 285 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-broker.

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

EMPLOYEES

At the time of this report, ALCO had 54 employees, including 40 in operations and 14 in supporting and administrative functions.  All employees are full time.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents a portion of its facilities from companies owned by the directors of ALCO and rents a portion of its facilities from third parties.  As of December 31, 2010, ALCO leased approximately 6,084 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Central, Hong Kong	4,060 sq. ft	Headquarters

Shanghai, China	3,251 sq. ft	Offices
Fuzhou, China	1,243 sq. ft	Office

The Hong Kong office was leased from Fortune Ocean Ltd., whose directors and shareholders are Andrew Liu, John Liu, and Madam Yap.  In February 2010, Fortune Ocean Ltd sold the properties of the Hong Kong Office to a third party.  In this connection, the company ceased to pay rent to Fortune Ocean Ltd starting in March 2010.  At the same time, the company entered into a tenancy agreement with the new landlord to rent the Hong Kong office.

Starting from December 2007, an additional flat at the existing building of the Hong Kong Office was leased from a third party for office expansion.  In December 2009, this lease was ceased and another flat in the same building is leased from another third party for further expansion.

The Shanghai offices have been leasing from a third party since December 2007.   For expansion purpose, another flat in the same building is leased from another third party starting in December 2010.

The Fuzhou office is leased from a third party staring from October 2010.

ALCO’s current total monthly rental payment for the facilities mentioned as above is approximately US$26,461.  We intend to renew these leases upon their expiration.

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

ITEM 4. (REMOVED AND RESERVED)

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

As of December 31, 2010, ALCO had 10,342,000 shares of common stock issued and outstanding.  The shares are held by 30 stockholders of record.

On June 1, 2010, the company issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on June 1, 2010.  The restricted shares which were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company. The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $301,440, of which $58,613 (6,000 shares with fair value of $9,420 was forfeited during the period) was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2010.  The balance will be recognized as stock-based compensation expenses in the coming three years.

ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

In order to deal with the worldwide financial and shipping turmoil began in 2008, the company implemented a plan in 2009 and 2010 to improve our cost competitiveness and enhance the credit control and marketing function.  From the result of 2009 and 2010, it clearly shows that ALCO’s plan is successful.

Although recovery is noted in the worldwide economy and financial market, depression of world trade and piracy issue still bothers the shipping industry especially the charters and shipowners.  Therefore, in 2011, the company will continue to enhance our credit control and marketing functions.

For enhancement of our credit control, we are continuing our effort to closely monitor the aging of client premium receivables and trying to increase the receivable turnover further.  Since 2009, we established a marketing function, the main responsibilities of which are maintaining our existing client base and promoting the company’s business to potential new clients.  Additional headcounts are added to this new function in 2010.  The company will allocate more resources to the marketing function in 2011.

In order to expand our insurance brokerage business, the company has been looking for investment opportunities in Asia since last year.  In December 2010, the company acquired a general insurance broker firm in China for this purpose.  We will continue to seek investment opportunities in 2011.  In addition, the company does have a plan to hire additional employees in the next twelve months to enhance our operations including operations and supporting functions.  However, the plans of investment and employee hiring will depend on the market situation, associated risk factors and our internal resources.  There is no assurance that we will able to implement these plans within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2010 compared with 2009

Revenue: Revenue for 2010 was $6,205,647 as compared to $5,041,711 for 2009.  The increase of $1,163,936 or approximately 23% was mainly due to increases of commission income fee from the existing clients and enrollment fee income.  This increase was partially offset by a decrease in consulting income.  Commission income is based on a percentage of the premiums paid by the insured.  Because of an increase in insurance call and premium rates in the market, commission income increased by $1,217,351 or 25%.  On the other hand, consulting income for 2010 decreased to $69,500 from $134,882 in 2009.  The decrease of $65,382 or 48% was because demand for consulting services decreased.  Furthermore, enrollment fee for 2010 was $17,357 as compared to $5,894 for 2009.  The increase was mainly due to the increases of customer’s demand and enrollment.  In addition, website advertising and other revenues for 2010 were maintained at the similar with last year.  They were $14,000 and $25,967 respectively.

Income before tax: Income before tax for 2010 was $1,988,339 compared to $1,814,762 for 2009.  The increase of $173,577, or approximately 10%, was mainly due to an increase of revenue and other income which was partially offset by an increase in the operating expenses during the year.  The reasons for increases in revenue from operations are discussed above, while the increases of operating expense are discussed in the section below.  For the other income, the increase was mainly due to an increase of interest and investment incomes.  Interest income for 2010 was $90,067 as compared to $5,377 for 2009.  The increase of $84,690 or approximately 1575% was mainly because of the secured loan made to a third party during the year. The loan was collected in full before December 31, 2010. Investment income for 2010 was $11,084 as compared to $9,820 for 2009.  The increase of $1,264 or approximately 13% was mainly due to the increase of dividend received from the publicly traded equity securities.

Operating expenses: Total operating expenses were $4,318,459 for 2010, as compared to $3,241,749 for 2009.  The increase of $1,076,710 or 33% was mainly due to increases in salaries, travel expenses, rents, bad debt expense, depreciation, exchange loss and other general and administrative expenses during the year.  The reasons for the increases in the major items are as follows:

•

Salaries – increased by $385,227 or 21% from $1,796,679 in 2009 to $2,181,906 in 2010.  The increase was mainly due to increases in headcounts and pay rates during the year of 2010.  In addition, the Restricted Share Stock Compensation Plan is implemented in June 2010, $58,613 was recognized as stock-based compensation expense in salaries during the year ended December 31, 2010.

•

Travel expenses – increased by $106,985 or 37% from $289,963 in 2009 to $396,948 in 2010.  The increase was mainly because of the growth of client base and general price inflation.

•

Rents – increased $21,840 or 5% from $484,892 in 2009 to $506,732 in 2010.  The increase was mainly due to the company set up an office in Fuzhou, China and rented a temporary office during the renovation of the Hong Kong office in late 2010.

•

Bad debt expenses – increased by $335,449 or 256% from $130,816 in 2009 to $466,265 in 2010.  The increase was mainly due to an increase in the provision of doubtful debts in 2010.

•

Depreciation – increased by $6,139 or 18% from $34,697 in 2009 to $40,836 in 2010.  The increase was primarily due to the addition of fixed assets during the whole year of 2010.

•

Exchange loss – increased by $2,691 or 12% from $22,276 in 2009 to $24,967 in 2010.  The increase was mainly because the exchange rate of US dollar against HK dollar in the market throughout 2010 was under HK$7.8 which is used by the company as standard rate in accounting purpose.

•

Other general and administrative expenses – increased by $218,379 or 45% from $482,426 in 2009 to $700,805 in 2010. In general, the increase was due to the general price inflation, increment of headcount causing office administrative expense and staff medical increased, and the growth of client base causing telecommunication and postage expenses increased.  Another reason is that additional consulting and legal expenses were spending due to the acquisition of China firm during the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For 2010, cash provided by operating activities totaled $1,974,738 compared to $1,190,680 for 2009.  The receipt of funds was primarily due to net income for the year plus increases in deposit and prepayment, fiduciary asset, other receivable, accounts payable, accrued expenses and income tax payable as well as decreases in commission receivable, income tax prepaid, claims payable and other payable.

For 2010, cash used in investing activities amounted to $439,921 compared to $123,279 for 2009.  The use of funds was for the purchase of the subsidiary in China and fixed assets such as office equipment and leasehold improvement.

For 2010, cash used by financing activities amounted to $86,301, compared to $43,772 for 2009.  The use of funds was for the repayment of obligations under finance leases, and amount due to minority shareholders and director.

Assets and liabilities

As of December 31, 2010, the Company’s balance sheet reflects total current assets of $9,249,143, which increased by $1,496,181 (or 19%) as compared to $7,752,962 as of December 31, 2009.  Total current liabilities as of December 31, 2010 were $1,409,294, which increased by $494,225 (or 54%) as compared to $915,069 as of December 31, 2009.  The increase of total current assets was mainly due to increases of cash and cash equivalents and fiduciary asset which partially offset by a decrease of commission receivable.  The increase of total current liabilities was mainly due to increases of trade accounts payable, other payable, accrued expenses, and income tax payable which partially offset by a decrease of claim payable and amount due to directors.

As of December 31, 2010, commission receivable was $208,843 as compared to $658,795 for the same period in 2009, while trade accounts payable and other payable were $879,087 and $240,370 respectively, as compared to December 31, 2009 balances of $625,385 and $144,092.  Each of these changes was due to the timing of commissions received from customers and making payments to insurers at the year end.  In addition, because the credit control was tightened during 2010, commission receivable for 2010 was significantly reduced by $449,952 or 68%.  In addition, because rate of insurance premium paid by customers to insurers was raised, cash and cash equivalents and fiduciary asset increased during the year ended December 31, 2010.  Furthermore, because certain claims received from insurers on behalf of customers were repaid, the claim payable significantly decreased as compared to the year end of 2009.  As of December 31, 2010, there was $1,917 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  As of December 31, 2010, the market value of the equity securities was $340,401.  It decreased by $28,959 as compared to $369,360 for the last year.  The decrease was mainly because the market value of such equity securities dropped at the year-end date of December 2010 when compared to the year-end date of December 2009.

Due to the company acquiring a new subsidiary during the year, certain assets such as customer list and goodwill were recognized in 2010.  As of December 31, 2010, carrying values of such assets were $62,418 and $249,034 respectively.

The Company has bank and cash equivalents of approximately $8,051,872 as at December 31, 2010.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of December 31, 2010, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $514,902.

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

Consolidation policy

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries and other entity which require consolidation.  Inter-company transactions have been eliminated in consolidation.

In accordance with ASC 810 (SFAS No.167 “Amendments to FASB Interpretation No. 46(R)”), the company consolidates variable interest entities (VIE’s) for which it is the primary beneficiary.  The company has evaluated the provisions of ASC 810 and determined that it applies to its interest in China.

VIE’s are generally entities that lack sufficient equity to operate without additional subordinated financial support from other parties or are entities whose equity holders do not have adequate decision making authority.  The primary beneficiary of a VIE is the party that (a) has the power to direct the activities of a VIE that significantly impacts its economic performance and (b) has the obligation to absorb the losses or the rights to receive the benefits that could be significant to the VIE.

According to the requirements of ASC 810, we have evaluated our relationships with SHB.  We have concluded that SHB is a VIE, and the company is the primary beneficiary of the VIE.  Accordingly, we adopted the provisions of ASC 810 and consolidated SHB into our financial statements as of and for the year ended December 31, 2010.

Earnings Per Share

The Earnings per share is determined by dividing the net earnings by the weighted average number of outstanding shares during that period.

Currency

ALCO’s main subsidiaries, ALC, CAC and ESA use the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during the period between 2002 and 2010.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC, CAC and ESA were translated at year-end exchange rates.  Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

Functional currency of SHB is the local currency, the Chinese Yuan (“CNY”).  The financial statements of SHB are translated into United States dollars in accordance with FASB Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At December 31, 2010, the cumulative translation adjustment of $23,600 was classified as an item of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet.  For the year ended December 31, 2010, accumulated other comprehensive income was $103,784.

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

US$0.15090:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.14714:CNY1

Revenue Recognition

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

AT DECEMBER 31, 2010

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ALCO, Inc.

Hong Kong

We have audited the accompanying consolidated balance sheets of ALCO, Inc., as of December 31, 2010 and 2009 and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 30, 2011

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

ASSETS	December 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$8,051,872	$6,587,876
Commissions receivable, net	208,843	658,795
Enrollment fee receivable	809	1,500
Fiduciary asset	964,542	504,791
Due from related party	23,077	-
Total current assets	9,249,143	7,752,962
Property, plant and equipment, net	296,313	117,815
Goodwill	249,034	-
Intangible asset	62,418	-
Other non-current assets:
Deposits and prepayment	144,017	106,139
Income tax refundable	-	12,253
Marketable securities	340,401	369,360
Other receivable	542,026	476,955
Total other non-assets	1,026,444	964,707

Total Assets	$10,883,352	$8,835,484
LIABILITIES
Current Liabilities:
Trade accounts payable	$879,087	$625,385
Claim payable	19,645	48,504
Other payable	240,370	144,092
Accrued expenses	164,752	77,481
Income tax payable	94,527	-
Due to directors	8,996	15,091
Deferred revenue	1,917	1,917
Current portion of obligation from hire purchase lease	-	2,599
Total Current Liabilities	1,409,294	915,069
Long term portion of obligation from hire purchases lease	-	685
Total Liabilities	$1,409,294	$915,754
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,342,000 shares issued and outstanding at December 31, 2010 and 10,150,000 shares issued and outstanding at December 31, 2009	10,342	10,150
Additional Paid-in capital	118,784	60,363
Accumulated other comprehensive income	103,784	120,213
Retained earnings	9,110,581	7,623,855
Total ALCO, Inc. shareholders' equity	9,343,491	7,814,581
Noncontrolling interest	130,567	105,149
Total equity	9,474,058	7,919,730
Total Liabilities and Equity	$10,883,352	$8,835,484

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year ended December 31,
Revenues	2010	2009
Commission income	$6,078,823	$4,861,472
Consulting income	69,500	134,882
Website advertising	14,000	14,000
Enrollment fee income	17,357	5,894
Other revenues	25,967	25,463
Total revenues	6,205,647	5,041,711

Operating Expenses
Salaries	2,181,906	1,796,679
Travel expenses	396,948	289,963
Rents	506,732	484,892
Bad debt expenses	466,265	130,816
Depreciation	40,836	34,697
Exchange loss	24,967	22,276
Other general and administrative	700,805	482,426
Total operating expenses	4,318,459	3,241,749

Income from Operations	1,887,188	1,799,962

Other Income (Expense)
Interest income	90,067	5,377
Investment income	11,084	9,820
Interest expense	-	(397)
Total other income	101,151	14,800

Income Before Provision for Income Taxes	1,988,339	1,814,762
Provision for income taxes	399,272	315,128
Net Income	1,589,067	1,499,634
Less: Net income attributable to the noncontrolling interest	(102,341)	(76,386)
Net Income attributable to ALCO, Inc.	$1,486,726	$1,423,248

Comprehensive Income:
Net income	1,589,067	1,499,634
Other Comprehensive Income (loss)
Marketable securities	(40,029)	126,156
Foreign currency translation adjustments	23,600	-
Comprehensive Income	$1,572,638	$1,625,790
Less: comprehensive income attributable to non-controlling interest	(102,341)	(76,386)
Comprehensive Income attributable to ALCO. Inc.	1,470,297	1,549,404

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.14	$0.14

Weighted average shares outstanding	10,263,047	10,150,000

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	Year ended December 31,
	2010	2009
Operating Activities
Net income	$1,589,067	$1,499,634
Adjustments to reconcile net income (loss ) to net cash:
Bad debt	466,265	130,816
Depreciation	40,836	34,697
Stock-based compensation	58,613	-
Fixed asset written off	10,051	118
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	22,109	(428,854)
(Increase)/Decrease in enrolment fee receivable	(37)	(801)
(Increase)/Decrease in deposit and prepayment	(60,669)	(35,093)
Increase/(Decrease) in income tax prepaid	12,253	-
(Increase)/Decrease in fiduciary asset	(459,743)	939,387
(Increase)/Decrease in other receivable	(76,087)	(40,115)
Increase/(Decrease) in accounts payable	253,701	(800,561)
Increase/(Decrease) in claims payable	(28,859)	(51,148)
Increase/(Decrease) in other payable	(29,043)	(64,201)
Increase/(Decrease) in accrued expenses	81,977	19,459
Increase/(Decrease) in income tax payable	94,304	(12,658)
Net cash (used) / provided by operating activities	1,974,738	1,190,680

Investing Activities
Cash paid for acquisition of SHB	(287,236)	-
Cash paid for purchase of fixed assets	(152,685)	(23,696)
Purchase of equity investment	-	(99,583)
Net cash (used) by investing activities	(439,921)	(123,279)

Financing Activities
Dividend paid to minority shareholders	(76,923)	(41,025)
Repayment of obligations under finance leases	(3,284)	(2,342)
Borrowings on related party debt	24,687	3,326
Principal payments on related party debt	(30,781)	(3,731)
Net cash (used) by financing activities	(86,301)	(43,772)

(Decrease) / increase in cash	1,448,516	1,023,629
Effect of exchange rate changes on cash	15,480	-
Cash at beginning of period	6,587,876	5,564,247
Cash at end of period	$8,051,872	$6,587,876

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$-	$397
Income taxes	$(292,492)	$327,786

Non-Cash Transactions
Reclassification from Deposit to Due from Related Parties	$23,077	$-
Restricted shares issued	$192	$-

Dividend received	$11,070	$8,311
Change in fair value for Available-for-sales securities	$40,029	$126,156

See Notes to Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2009	10,150,000	$10,150	$60,363	$(5,943)	$6,200,607	$6,265,177	$28,763	$6,293,940

Unrealized gain on marketable securities				126,156		126,156		126,156

Net Income					1,423,248	1,423,248	76,386	1,499,634

Dividend paid

Balance, December 31, 2009	10,150,000	10,150	60,363	120,213	7,623,855	7,814,581	105,149	7,919,730

Restricted Shares issued to
Stock issued	198,000	198	(198)			-		-
Stock forfeited	(6,000)	(6)	6			-		-

Stock based compensation			58,613			58,613		58,613

Unrealized loss on marketable securities				(40,029)		(40,029)		(40,029)

Foreign currency translation adjustments				23,600		23,600		23,600

Net Income					1,486,726	1,486,726	102,341	1,589,067

Dividend paid							(76,923)	(76,923)

Balance, December 31, 2010	10,342,000	10,342	118,784	103,784	9,110,581	9,343,491	130,567	9,474,058
See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

AL Marine is the 100% owner of Andrew Liu and Co., Ltd., a corporation principally engaged in the business of marine insurance brokerage in Asia.  AL Marine owns 60% of Chang An Consultants Ltd., a joint venture with China Changjiang National Shipping Corporation (“CSC Group”) that serves as a vehicle for the provision of marine insurance brokerage and other marine business services by AL Marine.  AL Marine owns 85% of EdushipAsia Ltd.  In 2005 and 2004, EdushipAsia Ltd was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) (“ICS”) to set up ICS’s first distant learning centre in Shanghai, PRC.  AL Marine owns 100% of AL Marine Holdings (Hong Kong) Limited, a corporation principally engaged in the investment holding.  AL Marine Holdings (Hong Kong) Limited (“ALM HK”), through an agency arrangement, owns 100% of Shanghai Heshili Broker Co. Limited (“SHB”), a corporation principally engaged in the business of general insurance brokerage in China.

ALCO, Inc. and AL Marine are hereafter referred to as the Company.

Under the current Chinese regulations, there are restrictions on the percentage interest foreign or foreign-invested companies may have in Chinese companies providing insurance brokerage services in China.  In addition, the operation by foreign or foreign-invested companies of insurance brokerage business in China is subject to government approval.  In order to comply with these restrictions and other Chinese rules and regulations, AL Marine Holdings (Hong Kong) Limited entered into an exclusive agreement with Shanghai Heshili Broker Co. Ltd.  Under the agreement, the company provides all management and administration services and financial support to SHB for its operations.  SHB is prohibited from entering into any exclusive agreement without the company’s prior approval.

SHB is 100% beneficially owned by a Chinese party.  An agency agreement is entered into between the Chinese party and ALM HK.  Under this agreement, the Chinese party is holding the shares of SHB on behalf of ALM HK.  The company does not have any direct ownership interest in SHB.

As a result of our contractual arrangements with SHB above, we bear the risks of, and enjoy the rewards associated with, and therefore are the primary beneficiary of our investments in SHB, and we have begun to consolidate its results of operations in our consolidated financial statements commencing in the fiscal year 2010.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries and other entity which require consolidation.  Inter-company transactions have been eliminated in consolidation.

In accordance with ASC 810 (SFAS No.167 “Amendments to FASB Interpretation No. 46(R)”), the company consolidates variable interest entities (VIEs) for which it is the primary beneficiary.  The company has evaluated the provisions of ASC 810 and determined that it applies to its interest in China.

VIEs are generally entities that lack sufficient equity to operate without additional subordinated financial support from other parties or are entities whose equity holders do not have adequate decision making authority.  The primary beneficiary of a VIE is the party that (a) has the power to direct the activities of a VIE that significantly impacts its economic performance and (b) has the obligation to absorb the losses or the rights to receive the benefits that could be significant to the VIE.

According to the requirements of ASC 810, we have evaluated our relationships with SHB.  We have concluded that SHB is a VIE, and the company is the primary beneficiary of the VIE.  Accordingly, we adopted the provisions of ASC 810and consolidated SHB into our financial statements as of and for the year ended December 31, 2010.

The company’s VIE consolidated net assets were US$852,123 at December 31, 2010.

The consolidated financial statements have been prepared in accordance with US GAAP and the instructions to Form 10-K and Regulation S-K.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and 2009 for all periods presented have been made.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.  The annual percentages applied are:

Motor vehicles

20%

Furniture and fixtures

15%

Office equipment

15%

Leasehold improvements

20%

Marketable Securities

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses, reported as a component of accumulated other comprehensive loss. Long-term marketable securities have remaining maturities at the balance sheet date of one year or greater.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for December 31, 2010 and 2009 was 20.08% and 17.36%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

Fair Value of Measurements

The Company adopted Statement of ASC No. 820, “Fair Value Measurements and Disclosures,” effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

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

Valuation of Goodwill and Other Intangible Assets

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill.  Current authoritative guidance requires goodwill to be tested for impairment annually as well as when an event or change in circumstance indicates impairment may have occurred.  Goodwill is tested for impairment by comparing the fair value of the Company’s individual reporting units to their carrying amount to determine if there is potential goodwill impairment.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  If such cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying value of the long-lived asset to its estimated fair value.  The determination of future cash flows, as well as the estimated fair value of long-lived assets, involves significant estimates on the part of management.  In order to estimate the fair value of a long-lived asset, the Company may engage a third-party to assist with the valuation.  If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, the Company could be required to recognize impairment charges in the future.

Related Party Transactions

The Company rented an office space in Hong Kong and rents an quarter in Shanghai from a company owned by directors of the Company.

Foreign Currency and Other Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars.  The functional currency of ALC, CAC and ESA is the Hong Kong dollar (HK$).  The financial statements are translated into US dollars from HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2010 and 2009.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

Foreign currency transactions are those that required settlement in a currency other than HK$.  Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

The functional currency of SHB is the Chinese Yuan (“CNY”).  The financial statements of SHB are translated into United States dollars in accordance with FASB Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

US$0.15090:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.14714:CNY1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company January 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity for financial reporting purposes. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment was effective for the Company beginning January 1, 2010. The Company adopted the amendment January 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

The Company does not believe that there are any new pronouncements that have been recently issued that might have a material impact on its consolidated financial statements other than those which have been disclosed.

Note 3 – Cash

	December 31,	December 31,
Cash consist of the following:	2010	2009

Cash in hand	$4,755	$8,153
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	7,487,205	4,035,514
United Overseas Bank	5,773	5,580
Bank of China	4,176	4,253
Sun Hung Kei Financial	106	33
Bank of Shanghai	538,400	-
Industrial and Commercial Bank of China	516	-
Hui Shang Bank	10,941
Cash in bank - Fixed Deposit	-	2,534,343
	$8,051,872	$6,587,876

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

Under the scheme, compensation up to a limit of HK$100,000 (US$12,821) per depositor would be paid from the scheme to depositor if the bank with which the depositor holds his/her eligible deposits fails.  On October 14, 2008, the Hong Kong Government announced that they would use the Exchange Fund to guarantee the repayment of all customer deposits held in authorized institutions in Hong Kong, following the principles of the Deposit Protection Scheme.  This action began on October 14, 2008 and expired at the end of 2010.  Following the enactment of the Deposit Protection Scheme (Amendment) Ordinance 2010 in June 2010, the protection limit of the Deposit Protection Scheme is increased from HK$100,000 per depositor to HK$500,000 (approximately US$64,103) per depositor with effect from January 1, 2011.

Note 4 – Commissions Receivable

	December 31,	December 31,
Commissions receivable consist of the following:	2010	2009

Commissions receivable	$773,391	$1,093,893
Less: allowances for doubtful accounts	564,548	435,098
	$208,843	$658,795

Note 5 – Fiduciary Assets

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary assets balance for December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009

Fiduciary asset	$964,542	$504,791

Note 6 – Due From Related Party

In February 2010, Fortune Ocean Ltd, a corporation owned by directors of the company, sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the company ceased to rent the properties from Fortune Ocean Ltd starting in March 2010.  The amount of US$23,077 due from Fortune Ocean Ltd is the rental deposit and has not been returned to the company yet.

Note 7 – Property, Plant and Equipment

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2009	2009

Furniture and fixtures	$181,912	$164,605
Office equipment	171,960	160,649
Leasehold improvements	196,221	99,196
Motor Vehicle	109,559	41,787
	659,652	466,237
Less: Accumulated depreciation	363,339	348,422
	$296,313	$117,815

Depreciation expense for 2010 and 2009 was $40,836 and $34,697 respectively.

Note 8 – Acquisition

On December 16, 2010, the company acquired Shanghai Heshili Broker Co. Limited (“SHB”).  The total amount of cash paid was $852,223.  In accordance with the purchase acquisition accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.  The company has finalized its purchase price allocation.

Property, plant and equipment	$74,649
Intangible asset	60,735
Cash in banks	565,585
Accounts receivable	37,578
Current liabilities	(128,648)
Goodwill	242,324
Total purchase price	$852,223

Intangible asset is in relation to the acquired customer list with a useful life of 3 years.  The fair value of goodwill will be under the company’s annual goodwill impairment testing staring in next year.  None of the goodwill is expected to be deductible for income tax purposes.

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of Shanghai Heshili Broker Co. Limited as if it had been consummated as of the beginning of the applicable period. The unaudited pro forma information has been derived from the historical consolidated financial statement of the Company and of SHB.  The unaudited pro forma information is for illustrative purposes only.

	Year Ended December 31
	2010	2009
Net Revenue	$5,318,442	$6,901,584
Net Income	$1,476,492	$1,574,388

Note 9 – Fair Value of Marketable Securities Investment and Investment Income

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at December 31, 2010 and 2009 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2010	December 31, 2009

Stocks	$340,401	$369,360	Level 1

Unrealized loss of $40,029 and gain of $126,156 for the investments were recognized in the other comprehensive income for2010 and 2009, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2010	2009

Dividend from the publicly traded equity securities	$11,084	$9,820

Note 10 – Loan Receivable

On July 27, 2010, the company subsidiary Andrew Liu & Company Limited (“ALC”) entered into a loan agreement and a mortgage with its client, HK Huajinyuan Shipping Co., Limited (“HKHS”).  Under the loan agreement and the mortgage, ALC will make available to HKHS an on demand loan facility in the principal amount of up to US$3,500,000.  The loan is interest bearing and secured by a vessel owned by HKHS.  The loan is payable in full at any time upon demand.  Furthermore, HKHS is required to perform, observe, and comply with certain covenants, terms and conditions including, but not limited to, the requirement to keep the vessel operationally seaworthy, fit for service and in compliance with all related laws and regulations such as ISM Code, the ISPS Code, the MARPOL and all other laws and regulations including all Environmental Laws and Environmental Authorizations.  Moreover, HKHS cannot create or permit to subsist any security interest over the vessel except certain conditions that are in relation to the ordinary course of business.  As of December 31, 2010, the loan has been fully repaid and recognized interest income of $87,500 in 2010.

Note 11 – Due to Directors

	December 31,	December 31,
Due to directors consist of the following:	2010	2009

Andrew Liu Fu Kang	$8,851	$15,091
John Liu Shou Kang	145	-
	$8,996	$15,091

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 12 – Stock-based Compensation

On June 1, 2010, the board of directors approved and the Company granted an award of 198,000 shares of restricted stock to certain key employees and directors of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan as approved by the Company’s Board of Directors.  Under the plan, a maximum of 500,000 common shares may be delivered in satisfaction of awards.  Key employees and directors are eligible to participate in the plan.  Each grant of restricted shares under the Plan is subject to certain terms and conditions such as the shares cannot be transferred during the restriction period and the shares will be forfeited if the employment is terminated by the holder or the Company.  Restricted stocks are granted at a strike price that is equal to the fair value of the Company’s stock on the date of grant.

The aggregate value of this award was $310,860, as determined by multiplying the number of shares times the fair value of the Company’s stock on June 1, 2010, the date of the grant award.  The fair value is based on discounted free cash flow analyses, which involve management’s best estimate of future revenue, operation expenses, investing activities, and financing activities.  In the valuation, the free cash flow is projected for five years and is determined by using the company’s historical figures such as revenue and operation expenses which are compounded annually with 5% growth rate.  Free cash flow occurring beyond the five-year projection period is assumed to be in perpetuity and determined by using the Perpetuity Growth Model in which the project net cash flow is divided by the risk-free rate.  The sums of the five-year free cash flow together with the perpetual free cash flow are then discounted by the risk-free rate.  As a result, the fair value of the Company’s stock on the date of the grant award is $1.57 per share.  When determining the risk-free rate, Hong Kong unsecured long term loan rate, 7.25%, in effect at the time of grant is used in the calculation.

During 2010, the Company recognized $58,613 of stock-based compensation expense.

Note 13 – Related Party Transaction

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2010	2009
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$23,846	$143,077
HK Office Room 502B	Fortune Ocean Ltd	7,692	46,154
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	30,769	30,769
Director (Andrew) Quarter	First Pacific Development Ltd	20,000	20,000
		$82,307	$240,000

Note 14 – Income Taxes

The Company's effective tax rate for 2010 and 2009 was 20.08% and 17.36%, respectively.  The provisions for income taxes for 2010 and 2009 are summarized as follows:

Hong Kong only:	2010	2009

Current	$399,272	$315,128
Deferred	-	-
	$399,272	$315,128

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2010	2009

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	3.58%	0.86%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	20.08%	17.36%

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

Note 15 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2011	2012	2013 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$127,692	$63,846	$-	$191,538
Room 501 and 502, Bank of America Tower, Hong Kong (Hong Kong Office)	155,138	25,856	-	180,994
Room 505, Bank of America Tower, Hong Kong (Hong Kong Office)	64,000	-	-	64,000
Union Building, Shanghai, China (Shanghai Office)	18,998	-	-	18,998
Union Building, Shanghai, China (SHB Office)	27,400	-	-	27,400
Sino Plaza, Fuzhou (Fuzhou Office)	20,193	11,779	-	31,972
	$413,421	$101,481	$-	$514,902

The Company has six material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2010 with a minimum lease commitment of $191,538.  For the Shanghai Office, the initial term of the lease is two years beginning July 3, 2009 with a minimum lease commitment of $18,998.  For the SHB Office, the initial term of the lease is one year beginning January 1, 2011 with a minimum lease commitment of $27,400.  All the lease arrangements mentioned above have no renewal option and rent holiday.

For the Hong Kong Office of Room 501 and 502, Bank of America Tower, the initial term of the lease is two years beginning March 1, 2010 with a minimum lease commitment of $180,994.  This lease arrangement has no rent holiday but have a renewal option that, when the lease is ended in February 2012, the company can renew the lease for two years (from March 1, 2012 to February 28, 2014) at the prevailing market rent.

For the Hong Kong Office of Room 505, Bank of America Tower, the initial term of the lease is two years beginning November 15, 2009 with a minimum lease commitment of $64,000.  This lease arrangement has a three-month rent free period from November 15, 2009 to February 14, 2010.  In addition, when the lease is ended in 2011, the company has an option to renew the lease for two years (from November 15, 2011 to November 14, 2013) at the prevailing market rent.

For the Fuzhou Office, the initial term of the lease is two years beginning August 1, 2010 with a minimum lease commitment of $31,972.  This lease arrangement has a one-month rent free period from August 1 to August 31, 2010.  In addition, the lease arrangement has no renewal option.

Note 16 – Noncontrolling Interest

On February 1, 2010, the company subsidiary Chang An Consultants Ltd., declared dividends of approximately $192,000. The company has paid $76,923 to the noncontrolling shareholders.

Note 17 – Subsequent Event

On February 25, 2011, the company subsidiary Chang An Consultants Ltd., declared dividends of$321,795. The company has paid $128,718 to the noncontrolling shareholders in February 2011.

Note 18 – Commitments and Contingencies

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2008, 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Andrew Liu, CEO	2008	$207,194	$47,976	--	--	--	--	$55,948 (2)	$311,118
	2009	$215,058	$48,974	--	--	--	--	$80,055 (3)	$344,087
	2010	$237,237	$108,149	$15,111 (1)	--	--	--	$74,877 (4)	$435,374
Colman Au, CFO	2008	$90,947	$7,566	--	--	--	--	$1,538 (5)	$100,051
	2009	$102,692	$8,846	--	--	--	--	$1,538 (6)	$113,076
	2010	$114,244	$9,603	$4,121(1)	--	--	--	$1,538 (7)	$129,506

(1)

The figures reflect the shares of restricted stock of the company granted under the 2010 Restricted Share Stock Compensation Plan.  The amounts represent the proportionate amount of the total fair value of restricted stock recognized by the company as an expense in fiscal year 2010 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2010 were determined in accordance with Statement of ASC No. 820 “Fair Value Measurements and Disclosures” (“ASC820”).

(2)

Includes expense reimbursement of $54,410 and Mandatory Provident Fund contributions of $1,538.

(3)

Includes expense reimbursement of $78,517 and Mandatory Provident Fund contributions of $1,538.

(4)

Includes expense reimbursement of $73,339 and Mandatory Provident Fund contributions of $1,538.

(5)

Being Mandatory Provident Fund contributions of $1,538.

(6)

Being Mandatory Provident Fund contributions of $1,538.

(7)

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2010.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	$348,386	15,111	--	--	--	$74,877	$435,374
John Liu	$208,115	15,111-	--	--	--	$ 56,918 (1)	$280,144

(1)

Includes expense reimbursement of $55,380 and Mandatory Provident Fund contributions of $1,538

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

Name	No. of shares	Percent of Class
Andrew Liu, President and Chairman (1) Flat 3, 24/F., Blk A, Viking Garden 42 Hing Fat Street, Hong Kong	6,203,668 (2)	61.12%
John Liu, Director (1) House No. 12, Carmel Hill, Stanley, Hong Kong	2,553,935 (3)	25.16%
Colman Au, Chief Financial Officer, Secretary (1) Room 505, Bank of America Tower 12 Harcourt Road, Central, Hong Kong	0 (4)	0%
All Officers and Directors as a group (3 in number)	8,757,603	86.28%

(1)

The person named is an officer, director, or both.

(2)

49,500 shares of restricted stock of the company granted under the 2010 Restricted Share Stock Compensation Plan are excluded as the Share Certificate hadn’t been issued as at the year-ended date.

(3)

49,500 shares of restricted stock of the company granted under the 2010 Restricted Share Stock Compensation Plan are excluded as the Share Certificate hadn’t been issued as at the year-ended date.

(4)

13,500 shares of restricted stock of the company granted under the 2010 Restricted Share Stock Compensation Plan are excluded as the Share Certificate hadn’t been issued as at the year-ended date.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fee billed by MaloneBailey, LLP for audit of the Company’s annual financial statements was $41,000 for the fiscal year ended December 31, 2010 and $39,000 for the fiscal year ended December 31, 2009.  The aggregate fees billed by MaloneBailey, LLP for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q during 2010 were $12,000 and Kempisty & Company, CPA (the former auditor) during 2009 were $14,500.

(2) MaloneBailey, LLP and Kempisty & Co, CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2010.

Tax Fees

(3) The aggregate fees billed by MaloneBailey, LLP for tax compliance, tax advice and tax planning were $2,500 for the fiscal year ended December 31, 2009.  No aggregate fees for the fiscal year ended December 31, 2010 are accrued yet.

All Other Fees

(4) MaloneBailey, LLP and Kempisty & Co, CPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2010.

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

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date:  March 30, 2011

By: /s/ John Liu, Director

Date:  March 30, 2011

By: /s/ Colman Au, Chief Financial Officer

Date:  March 30, 2011