Form 10-Q
period 2011-03-31
ALCO, INC.
filed 2011-05-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2011, there were 10,342,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2010.

ALCO, INC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,978,918	$8,051,872
Commissions receivable, net	246,059	208,843
Enrolment fee receivable	2,018	809
Fiduciary asset	5,441,537	964,542
Amount due from related party	23,077	23,077
Total current assets	14,691,609	9,249,143

Property, plant and equipment, net	288,974	296,313
Goodwill	208,305	249,034
Intangible asset	57,626	62,418

Other non-current assets:
Deposits	120,804	144,017
Investment in available for sale securities	351,819	340,401
Other receivable	546,635	542,026
Total other non-assets	1,019,258	1,026,444

Total Assets	$16,265,772	$10,883,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$5,810,823	$879,087
Claim payable	43,319	19,645
Other payable	183,141	240,370
Accrued expenses	64,549	164,752
Income tax payable	214,516	94,527
Due to directors	68,659	8,996
Deferred revenue	-	1,917
Total Current Liabilities	$6,385,007	$1,409,294

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,342,000 shares issued and outstanding	10,342	10,342
Additional Paid-in capital	143,904	118,784
Accumulated other comprehensive income	117,337	103,784
Retained earnings	9,579,775	9,110,581
Total ALCO, Inc. shareholders' equity	9,851,358	9,343,491
Noncontrolling interest	29,407	130,567
Total equity	9,880,765	9,474,058

Total Liabilities and Shareholders’ Equity	$16,265,772	$10,883,352

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2011	2010
Revenues
Commission income	$1,522,352	$1,133,867
Consulting income	42,839	16,500
Website advertising	1,917	1,917
Enrollment fee income	3,192	384
Other revenues	22,519	5,009
Total revenues	1,592,819	1,157,677

Operating Expenses
Salaries	547,787	490,403
Travel expenses	76,099	98,767
Rents	131,030	120,568
Bad debt expenses (recovery)	(15,983)	137,717
Depreciation and amortization	22,301	9,377
Other general and administrative	215,903	122,450
Total Operating Expenses	977,137	979,282

Income from Operations	615,682	178,395

Other Income (Expense)
Interest income	810	1,081
Investment income	4,028	3,223
Interest expense	-	(21)
Total Other Income	4,838	4,283

Income before provision for Income Taxes	620,520	182,678
Provision for Income Taxes	123,769	26,482
Net Income	496,751	156,196
Less: Net income attributable to the noncontrolling interest	(27,557)	(20,208)
Net Income attributable to ALCO, Inc.	$469,194	$135,988

Comprehensive Income:
Net income	496,751	156,196
Other Comprehensive Income (loss)
Marketable securities	8,774	(42,990)
Foreign currency translation adjustments	4,779	-
Comprehensive Income	$510,304	$113,206
Less: comprehensive income attributable to non-controlling interest	(27,557)	(20,208)
Comprehensive Income attributable to ALCO. Inc.	482,747	92,998

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc common shareholders	$0.05	$0.01

Weighted average shares outstanding	10,342,000	10,150,000

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2011	2010
Operating Activities
Net income	$496,751	$156,196
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	(15,983)	137,717
Depreciation expense	17,068	9,377
Amortization expense	5,233	-
Stock-based compensation	25,120	-
Fixed asset written off	-	1,809
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	15,886	(76,736)
(Increase)/Decrease in enrolment fee receivable	(1,209)	795
(Increase)/Decrease in deposit and prepayment	23,291	(22,815)
(Increase)/Decrease in fiduciary asset	(4,476,992)	(2,582,474)
(Increase)/Decrease in other receivable	(3,651)	(22,302)
Increase/(Decrease) in accounts payable	4,931,736	2,638,907
Increase/(Decrease) in claims payable	23,674	(8,151)
Increase/(Decrease) in other payable	(57,352)	(23,661)
Increase/(Decrease) in accrued expenses	(100,211)	(68,728)
Increase/(Decrease) in deferred income	(1,917)	(1,917)
Increase/(Decrease) in income tax payable	119,924	26,482
Net cash provided by operating activities	1,001,368	164,499

Investing Activities
Cash paid for purchase of fixed assets	(9,188)	(14,843)
Net cash used in investing activities	(9,188)	(14,843)

Financing Activities
Dividend paid to minority shareholders	(128,717)	(76,923)
Repayment of obligations under finance leases	-	(207)
Borrowings on related party debt	66,339	7,645
Principal payments on related party debt	(6,676)	(2,961)
Net cash used in financing activities	(69,054)	(72,446)

Increase in cash	923,126	77,210
Effect of exchange rate changes on cash	3,920	-
Cash at beginning of period	8,051,872	6,587,876
Cash at end of period	$8,978,918	$6,665,086

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$810	$21
Income taxes	$-	$-

Non-Cash Transactions
Purchase price allocation adjustment	$40,729	$-
Dividend received	$2,644	$2,574

Change in fair value for Available-for-sales securities	$(8,774)	$(42,990)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN (UNAUDITED)

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2010	10,150,000	$10,150	$60,363	$120,213	$7,623,855	$7,814,581	$105,149	$7,919,730
Restricted stock issued
Stock issued	198,000	198	(198)			-		-
Stock forfeited	(6,000)	(6)	6			-		-
Stock based compensation			58,613			58,613		58,613
Unrealized loss on marketable securities				(40,029)		(40,029)		(40,029)
Foreign currency translation adjustments				23,600		23,600		23,600
Net Income					1,486,726	1,486,726	102,341	1,589,067
Dividend paid							(76,923)	(76,923)

Balance, December 31, 2010	10,342,000	10,342	118,784	103,784	9,110,581	9,343,491	130,567	9,474,058

Stock-based compensation
Stock issued			25,120			25,120		25,120
Unrealized gain on marketable securities				8,774		8,774		8,774
Foreign currency translation adjustments				4,779		4,779		4,779
Net Income					469,194	469,194	27,557	496,751
Dividend paid							(128,717)	(128,717)

Balance, March 31, 2011	10,342,000	10,342	143,904	117,337	9,579,775	9,851,358	29,407	9,880,765

See Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

Certain accounting principles, which are stipulated by General Accepted Accounting Principles in the United States (“US GAAP”), are not applicable in the Hong Kong Accounting Standards (“HKAS”).  The difference between HKAS accounts of the Company and its US GAAP financial statements is immaterial.

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

Note 2 – Significant Accounting Policies

For significant accounting policies, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for March 31, 2011 and 2010 was 19.84% and 14.50%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

Related Party Transactions

The Company rented an office space in Hong Kong and rents a quarter in Shanghai from a company owned by directors of the Company.

Foreign Currency and Other Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars.  The functional currency of Andrew Liu & Co Ltd (“ALC”), Chang An Consultants Ltd (“CAC”) and Edushipasia Limited (“ESA”) is the Hong Kong dollar (HK$).  The financial statements are translated into US dollars from HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during the first quarter of 2011 and 2010.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

Foreign currency transactions are those that required settlement in a currency other than HK$.  Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

The functional currency of Shanghai Heshili Broker Co. Limited (“SHB”) is the Chinese Yuan (“CNY”).  The financial statements of SHB are translated into United States dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Code (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date:

US$0.15198:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.15180:CNY1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the three months ended March 31, 2011.

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

Note 3 – Cash

	March 31,	December 31,
Cash consist of the following:	2011	2010

Cash in hand	$7,879	$4,755
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	8,424,494	7,487,205
United Overseas Bank	3,814	5,773
Bank of China	4,099	4,176
Sun Hung Kei Financial	92	106
Bank of Shanghai	521,936	538,400
Industrial and Commercial Bank of China	520	516
Hui Shang Bank	16,084	10,941
	$8,978,918	$8,051,872

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

Note 4 – Commissions Receivable

	March 31,	December 31,
Commissions receivable consist of the following:	2011	2010

Commissions receivable	$742,885	$773,391
Less: allowances for doubtful accounts	496,826	564,548
	$246,059	$208,843

Note 5 – Fiduciary Asset

Fiduciary asset consists of cash balances held by a bank, mainly consisting of premiums collected from customers and payable to   insurers, and claims received from insurers and payable to policyholders. When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer. At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary asset. Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary asset and credits claims payable and other payables, if necessary. The fiduciary asset at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010

Fiduciary asset	$5,441,537	$964,542

Note 6 – Due From Related Party

In February 2010, Fortune Ocean Ltd, a corporation owned by directors of the company, sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the company ceased renting the properties from Fortune Ocean Ltd starting in March 2010.  The amount of US$23,077 due from Fortune Ocean Ltd is the rental deposit and has not been returned to the company yet.

Note 7 – Property, Plant and Equipment

	March 31,	December 31,
Property, Plant and Equipment consists of the following:	2011	2010

Furniture and fixtures	$186,754	$181,912
Office equipment	176,189	171,960
Leasehold improvements	196,221	196,221
Motor Vehicle	109,612	109,559
	668,776	659,652
Less: Accumulated depreciation	379,802	363,339
	$288,974	$296,313

Depreciation expense for the three-month period ended March 31, 2011 and 2010 was $17,068 and $9,377 respectively.

Note 8 – Goodwill and Other Intangible Assets

On December 16, 2010 (the “Acquisition Date”), the company acquired all of the outstanding stock of Shanghai Heshili Broker Co. Limited (“SHB”).  The total amount of cash paid for the acquisition was $852,223, in which $249,034 and $62,418 were allocated to goodwill and identifiable intangible assets respectively.  The allocation was carried out in accordance with the purchase acquisition accounting and based on the estimated fair values of such assets as of the date of acquisition.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The fair value of goodwill will be under the Company’s annual goodwill impairment testing.  None of the goodwill is expected to be deductible for income tax purposes.  During the three months period ended March 31, 2011, certain assets and liabilities of SHB amounting to $40,729 which had not been recognized in last year are arising during the period.  Such assets and liabilities have been adjusted in the carrying value of goodwill as follows:

	December 16, 2010 (As initially reported)	Measurement Period Adjustments	December 16, 2010 (As adjusted)
Property, plant and equipment	$76,717	$-	$76,717
Intangible asset	62,418	-	62,418
Cash in banks	557,645	-	557,645
Accounts receivable	38,619	36,851	75,470
Other receivable	0	12,661	12,661
Total identifiable assets	735,399	49,512	784,911

Current liabilities	-132,210	-8,783	-140,993
Total liabilities assumed	-132,210	-8,783	-140,993

Net identifiable assets acquired	603,189	40,729	643,918
Goodwill	249,034	-40,729	208,305
Net assets acquired	852,223	0	852,223

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Acquisition Date to estimate the fair value of assets acquired and liabilities assumed.  Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the Acquisition Date.  The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the Acquisition Date.

Intangible asset is in relation to the acquired customer list with a useful life of 3 years.  Amortization expense for the three-month period ended March 31, 2011 of the intangible asset is $5,233.

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of SHB as if it had been consummated as of the beginning of the applicable period. The unaudited pro forma information has been derived from the historical consolidated financial statement of the Company and of SHB.  The unaudited pro forma information is for illustrative purposes only.

	Period Ended March 31,
	2011	2010
Net Revenue	$1,592,819	$1,291,652

Net Income	$496,751	$155,113

Note 9 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at March 31, 2011 and December 31, 2010 are as follows:

Assets	Fair value		Fair value Hierarchy
	March 31, 2011	December 31, 2010

Stocks	$351,819	$340,401	Level 1

Investment in available for sale securities listed above are carried at fair value. The Company is able to value its available for sale securities based on quoted fair values for identical instruments, which resulted in the Company reporting its securities as Level 1.

Unrealized gain of $8,774 and loss of $42,990 for the investments were recognized in the other comprehensive income for the three months ended March 31, 2011 and 2010.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Period ended March 31,
Investment Income	2011	2010

Dividend from the publicly traded equity securities	$4,028	$3,223

Note 10 – Due to Directors

	March 31,	December 31,
Due to directors consist of the following:	2011	2010

Andrew Liu Fu Kang	68,432	8,851
John Liu Shou Kang	227	145
	$68,659	$8,996

Note 11 – Related Party Transaction

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended March 31,
		2011	2010
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$-	$23,846
HK Office Room 502B	Fortune Ocean Ltd	-	7,692
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	7,692	7,692
Director (Andrew) Quarter	First Pacific Development Ltd	5,000	5,000
		$12,692	$44,230

In February 2010, Fortune Ocean Ltd sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the company ceased paying rent to Fortune Ocean Ltd starting in March 2010.

Note 12 – Income Taxes

The Company's effective tax rate for the three months ended March 31, 2011 and 2010 was 19.84% and 14.50%, respectively.  The provisions for income taxes for the periods ended March 31, 2011 and 2010 are summarized as follows:

	Period ended March 31,
Hong Kong only:	2011	2010

Current	$123,769	$26,482
Deferred	-	-
	$123,769	$26,482

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Period ended March 31,
	2011	2010

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	3.34%	-2.00%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	19.84%	14.50%

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

Note 13 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	April 2011 – March 2012	April 2012 – March 2013	April 2013 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$127,692	$31,923	$-	$159,615
Room 501 and 502, Bank of America Tower, Hong Kong (Hong Kong Office)	142,210	-	-	142,210
Room 505, Bank of America Tower, Hong Kong (Hong Kong Office)	44,800	-	-	44,800
Union Building, Shanghai, China (Shanghai Office)	9,499	-	-	9,499
Union Building, Shanghai, China (SHB Office)	20,550	-	-	20,550
Sino Plaza, Fuzhou (Fuzhou Office)	20,193	6,731		26,924
	$364,944	$38,654	$-	403,598

The Company has six material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2010 with a minimum lease commitment of $159,615.  For the Shanghai Office, the initial term of the lease is two years beginning July 3, 2009 with a minimum lease commitment of $9,499.  For the SHB Office, the initial term of the lease is one year beginning January 1, 2011 with a minimum lease commitment of $20,550.  All the lease arrangements mentioned above have no renewal option and rent holiday.

For the Hong Kong Office of Room 501 and 502, Bank of America Tower, the initial term of the lease is two years beginning March 1, 2010 with a minimum lease commitment of $142,210.  This lease arrangement has no rent holiday but have a renewal option that, when the lease is ended in February 2012, the company can renew the lease for two years (from March 1, 2012 to February 28, 2014) at the prevailing market rent.

For the Hong Kong Office of Room 505, Bank of America Tower, the initial term of the lease is two years beginning November 15, 2009 with a minimum lease commitment of $44,800.  This lease arrangement has a three-month rent free period from November 15, 2009 to February 14, 2010.  In addition, when the lease is ended in 2011, the company has an option to renew the lease for two years (from November 15, 2011 to November 14, 2013) at the prevailing market rent.

For the Fuzhou Office, the initial term of the lease is two years beginning August 1, 2010 with a minimum lease commitment of $26,924.  This lease arrangement has a one-month rent free period from August 1 to August 31, 2010.  In addition, the lease arrangement has no renewal option.

Note 14 – Noncontrolling Interest

On February 25, 2011, the Company’s subsidiary Chang An Consultants Ltd., declared dividend for approximately $321,795. The company has paid $128,717 to the noncontrolling shareholders.

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

Note 16 – Stock-based Compensation

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

The aggregate value of this award was $310,860, as determined by multiplying the number of shares times the fair value of the Company’s stock on June 1, 2010, the date of the grant award. The fair value is based on discounted free cash flow analyses, which involve management’s best estimate of future revenue, operation expenses, investing activities, and financing activities. In the valuation, the free cash flow is projected for five years and is determined by using the company’s historical figures such as revenue and operation expenses which are compounded annually with 5% growth rate. Free cash flow occurring beyond the five-year projection period is assumed to be in perpetuity and determined by using the Perpetuity Growth Model in which the project net cash flow is divided by the risk-free rate. The sums of the five-year free cash flow together with the perpetual free cash flow are then discounted by the risk free rate. As a result, the fair value of the Company’s stock on the date of the grant award is $1.57 per share. When determining the risk-free rate, Hong Kong unsecured long term loan rate, 7.25%, in effect at the time of grant is used in the calculation.

During the three months ended March 31, 2011, the Company recognized $25,120 of stock-based compensation expense.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

Revenue

Revenues for the three months ending March 31, 2011 were $1,592,819, as compared to the revenues of $1,157,677 for the three months period ended March 31, 2010.  Increase of $435,142 or approximately 38% was mainly due to an increase of commission income, consulting income, enrollment fee income and other revenue.

Commission income, which is based on a percentage premium paid by the insured, for the three months period ended March 31, 2011 was $1,522,352 as compared to $1,133,867 for the same period of 2010.  The increase of commission income $388,485 or approximately 34% was mainly due to the increase of client base and insurance call and premium rates in the market.  Another reason of the commission income increase is because of SHB which was newly acquired in last year.  Commission income contributed by SHB was $112,005 in the first quarter of 2011.  It is approximately 7.4% of the total commission income of the group for the same period.  If the contribution from SHB is excluded, commission income increased by $276,480 or 24% as compared to the last period.

Consulting income for the three months period ended March 31, 2011 was $42,839 compared to $16,500 for the comparable period of 2010.  The increase of $26,339 or approximately 160% was mainly due to demand of the services increased.  Enrollment fee income for the three months period ended March 31, 2011 was $3,192 as compared to $384 for the same period of 2010.  The increase was mainly due to the increase of enrollment during the period.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the three months ending March 31, 2011 was $620,520 compared to $182,678 for the three months period ended March 31, 2010.  The increase in pre-tax profit of $437,842 or approximately 240% was mainly due to an increase in revenues and a decrease in operating expenses during the same period in 2010.  Another reason of the pre-tax profit increase was because of SHB.  For the three months period ended March 31, 2011, pre-tax profit contributed from SHB was $6,316.  It is about 1% of the total pre-tax profit of the group for the same period.  If the contribution from SHB is excluded, pre-tax profit increased by $431,526 or 236% as compared to the last period.

Causes for the revenue increase were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Operating expenses

Operating expenses for the three months ending March 31, 2011 were $977,137, as compared to $979,282 for the three months period ended March 31, 2010.  The decrease of $2,145 or approximately 0.2% was mainly due to decreases in travel and bad debt expenses, which were partially offset by increases in salary, rents, depreciation and other general & administrative.

 The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $57,384 or 12% for the three months ended March 31, 2011 as compared to last year.  The increase in salary expenses was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – decreased $22,668 or 23% for the three months ended March 31, 2011.  The decrease was due to less travel in 2011 as compared with the same period of 2010.

■

Rent – Increased $10,462 or 9% for the three months ended March 31, 2011.  The increase was mainly due to the new office spaces were rented for the Fuzhou office and SHB.

■

Bad debt expenses – decreased by $153,700 or 112% in the first quarter of 2011 as compared to last year.  The decrease was mainly due to a decrease in the provision of doubtful debts in 2011.

■

Depreciation – increased by $12,924 or 138% in the first quarter of 2011.  The increase was primarily due to the addition of fixed assets during 2010 and 2011, and the amortization charge for the acquired intangible asset in relation to SHB.  During the three months ended March 31, 2011, depreciation for fixed assets was $17,068 while amortization charge for intangible asset was $5,233.

■

Other general & administrative expenses – increased $93,453 or 76% for the three months ended March 31, 2011 as compared to last year.  In general, the increase was due to the general price inflation, increment of headcount causing office administrative expense and staff medical increased, and the growth of client base causing telecommunication and postage expenses increased.  Another reason is that additional consulting and legal expenses were spending for the company’s consulting service and the daily operation of SHB during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2011, cash provided by operating activities totaled $1,001,368.  This was primarily due to net income during the period plus an increase in enrolment fee receivable, fiduciary asset, other receivable, accounts payable, claims payable and income tax payable which was partially offset by a decrease in commission receivable, deposit and prepayment, other payable, accrued expenses and deferred income.

Net cash provided by operating activities for the three months ended March 31, 2011 increased by $836,869, or approximately 509%, as compared to the same period of 2010.  The increase of net cash flow was mainly due to the increase of net income after adjustments of non-cash activities, and the increase of the changes in operating assets and liabilities in the three months ended March 31, 2011 as compared to the same period of 2010.

For the three months ended March 31, 2011, cash used in investing activities amounted to $9,188.  The fund was used for the purchase of fixed assets.  For the same period of 2010, cash used in investing activities amounted to $14,843.  The fund was also used for the purchases of fixed assets.

For the three months ended March 31, 2011, cash used in finance activities totaled $69,054.  The funds were used for the dividend payment to minority shareholders and payments on related party debt which were partially offset by the borrowings on related party.  For the same period of 2010, net cash used by financing activities amounted to $72,446.  The funds were used for the repayment of obligation under finance leases, dividend payment to minority shareholders, and payments on related party debt which were partially offset by the borrowings on related party.

Assets and liabilities

For the three months ended March 31, 2011, the Group’s balance sheet reflects total assets of $16,265,772 and total liabilities of $6,385,007.  These items increased $5,382,420 or approximately 49% and $4,975,713 or approximately 353% respectively when compared to the year ended December 31, 2010.  The increase of total assets was mainly due to an increase of cash and cash equivalents, commissions receivable, enrollment fee receivable, fiduciary asset, investment in available for sale securities and other receivables which was partially offset by a decrease of property, plant and equipment, goodwill and intangible asset.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, income tax payable and amount due to directors which was partially offset by a decrease of other payable, accrued expenses and deferred revenue.

As of March 31, 2011, commission receivable was $246,059 as compared to $208,843 for the same period in 2010, while trade accounts payable was $5,810,823, as compared to December 31, 2010 balances of $879,087.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the period end.  In addition, because the rate of insurance premium paid by customers to insurers was raised, cash and cash equivalents, fiduciary asset and other receivable increased during the period ended March 31, 2011.  Furthermore, because certain claims were received from insurers on behalf of customers, the claim payable increased by 121% as compared to the year end of 2010.  In addition, because certain payments were made during the period ended March 31, 2011, other payable decreased by 24% as compared to the year end of 2010.

Accrued expenses of $64,549 as at March 31, 2011 significant reduced by $100,203 or approximately 61% from $164,752 as at December 31, 2010.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2010.  In addition, income tax payable as at March 31, 2011 was $214,516 was in relation to the provision of income tax for the first three months period of 2011.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $351,819 and $340,401 as at March 31, 2011 and December 31, 2010 respectively.  The increase of $11,418 or approximately 3% was mainly due to the change of fair values between March 31, 2011 and December 31, 2010 and the addition of equity securities which were acquired during the period.

The Company has bank and cash equivalents of approximately $8,978,918 as at March 31, 2011.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of March 31, 2011, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $403,598.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 13, 2011

By: /s/ John Liu, Director

Date:  May 13, 2011

By: /s/ Colman Au, Chief Financial Officer

Date:  May 13, 2011