Form 10-Q
period 2011-06-30
ALCO, INC.
filed 2011-08-05
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 5, 2011, there were 10,354,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,149,887	$8,051,872
Commissions receivable, net	358,472	208,843
Enrolment fee receivable	2,389	809
Fiduciary asset	2,062,628	964,542
Amount due from related party	23,077	23,077
Prepayment	77,283	-
Total current assets	10,673,736	9,249,143

Property, plant and equipment, net	257,247	296,313
Goodwill	208,305	249,034
Intangible asset	53,211	62,418

Other non-current assets:
Deposits	117,257	144,017
Investment in available for sale securities	335,464	340,401
Other receivable	569,075	542,026
Total other non-assets	1,021,796	1,026,444

Total Assets	$12,214,295	$10,883,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,254,796	$879,087
Claim payable	36,513	19,645
Other payable	188,588	240,370
Accrued expenses	66,116	164,752
Income tax payable	297,245	94,527
Due to directors	16,161	8,996
Deferred revenue	8,917	1,917
Total Current Liabilities	$1,868,336	$1,409,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,354,000 and 10,342,000 shares issued and outstanding	10,354	10,342
Additional Paid-in capital	165,311	118,784
Accumulated other comprehensive income	107,437	103,784
Retained earnings	10,007,880	9,110,581
Total ALCO, Inc. stockholders' equity	10,290,982	9,343,491
Noncontrolling interest	54,977	130,567
Total stockholders’ equity	10,345,959	9,474,058

Total Liabilities and Stockholders’ Equity	$12,214,295	$10,883,352

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Commission income	$1,714,464	$1,762,760	$3,236,816	$2,896,627
Consulting income	24,613	19,000	67,452	35,500
Website advertising	5,083	5,083	7,000	7,000
Enrolment fee income	2,586	14,074	5,778	14,458
Other revenues	26,818	7,754	49,337	12,763
Total revenues	1,773,564	1,808,671	3,366,383	2,966,348

Operating Expenses
Salaries	641,898	454,852	1,189,685	945,255
Travel expenses	123,442	66,697	199,541	165,464
Rents	133,290	121,257	264,320	241,825
Bad debt expenses (recovery)	55,315	(122,657)	39,332	15,060
Depreciation and amortization	22,388	9,609	44,689	18,986
Other general and administrative	224,997	170,733	440,900	291,374
Total Operating Expenses	1,201,330	700,491	2,178,467	1,677,964

Income from Operations	572,234	1,108,180	1,187,916	1,288,384

Other Income (Expense)
Interest income	973	765	1,783	1,846
Investment income	3,037	2,603	7,065	5,826
Interest expense	-	21	-	-
Loss on disposal of fixed assets	(28,571)	-	(28,571)	(1,809)
Total Other Income (Expense)	(24,561)	3,389	(19,723)	5,863

Income before provision for Income Taxes	547,673	1,111,569	1,168,193	1,294,247
Provision for Income Taxes	93,997	189,152	217,766	215,634
Net Income	453,676	922,417	950,427	1,078,613
Less: Net income attributable to the noncontrolling interest	(25,571)	(31,617)	(53,128)	(51,825)
Net Income attributable to ALCO, Inc.	$428,105	$890,800	$897,299	$1,026,788

Comprehensive Income:
Net income	453,676	922,417	950,427	1,078,613
Other Comprehensive Income (loss)
Marketable securities	(20,403)	(27,109)	(11,629)	(70,099)
Foreign currency translation adjustments	10,503	-	15,282	-
Comprehensive Income	$443,776	$895,308	$954,080	$1,008,514
Less: comprehensive income attributable to non-controlling interest	(25,571)	(31,617)	(53,128)	(51,825)
Comprehensive Income attributable to ALCO, Inc.	418,205	863,691	900,952	956,689

Basic and Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.04	$0.09	$0.09	$0.10

Weighted average shares outstanding	10,345,824	10,213,099	10,343,923	10,181,724

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months ended June 30,
	2011	2010
Operating Activities
Net income	$950,427	$1,078,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Bad debt	39,332	15,060
Depreciation expense	34,158	18,986
Amortization expense	10,531	-
Stock-based compensation	46,538	8,635
Loss on disposal of fixed assets	28,571	1,809
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(151,415)	(148,880)
(Increase)/Decrease in enrolment fee receivable	(1,580)	793
(Increase)/Decrease in deposit	26,961	(28,481)
(Increase)/Decrease in fiduciary asset	(1,098,078)	(2,100,050)
(Increase)/Decrease in other receivable	(29,991)	(371,927)
(Increase)/Decrease in prepayment	(77,283)	-
Increase/(Decrease) in accounts payable	375,709	1,135,890
Increase/(Decrease) in claims payable	16,868	(17,376)
Increase/(Decrease) in other payable	(53,141)	138,198
Increase/(Decrease) in accrued expenses	(98,661)	(71,881)
Increase/(Decrease) in deferred revenue	7,000	7,000
Increase/(Decrease) in income tax payable	202,570	215,634
Net cash provided by (used in) operating activities	228,516	(117,977)

Investing Activities
Cash paid for purchase of fixed assets	(22,275)	(21,074)
Net cash used in investing activities	(22,275)	(21,074)

Financing Activities
Dividend paid to noncontrolling interests	(128,718)	(76,922)
Repayment of obligations under finance leases	-	(207)
Borrowings on related party debt	69,947	19,129
Payments on related party debt	(62,782)	(18,967)
Net cash used in financing activities	(121,553)	(76,967)

Net increase (decrease) in cash and cash equivalent	84,688	(216,018)
Effect of exchange rate changes on cash and cash equivalent	13,327	-
Cash and cash equivalent at beginning of period	8,051,872	6,587,876
Cash and cash equivalent at end of period	$8,149,887	$6,371,858

Supplemental Disclosures of Cash Flow Information:
Interest paid	$810	$-
Income taxes paid	$-	$-

Non-Cash Transactions
Dividend received	$6,692	$5,813
Restricted shares issued	$26	$-
Purchase price allocation adjustment	$40,729	$-
Change in fair value for available-for-sales securities	$11,629	$(70,099)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2010	10,150,000	$10,150	$60,363	$120,213	$7,623,855	$7,814,581	$105,149	$7,919,730
Restricted stock issued
Stock issued	198,000	198	(198)			-		-
Stock forfeited	(6,000)	(6)	6			-		-
Stock based compensation			58,613			58,613		58,613
Unrealized loss on marketable securities				(40,029)		(40,029)		(40,029)
Foreign currency translation adjustments				23,600		23,600		23,600
Net Income					1,486,726	1,486,726	102,341	1,589,067
Dividend paid							(76,923)	(76,923)

Balance, December 31, 2010	10,342,000	10,342	118,784	103,784	9,110,581	9,343,491	130,567	9,474,058

Restricted stock issued
Stock issued	25,500	26	(26)			-		-
Stock forfeited	(13,500)	(14)	14			-		-
Stock based compensation			46,539			46,539		46,539
Unrealized loss on marketable securities				(11,629)		(11,629)		(11,629)
Foreign currency translation adjustments				15,282		15,282		15,282
Net Income					897,299	897,299	53,128	950,427
Dividend paid							(128,718)	(128,718)

Balance, June 30, 2011 (Unaudited)	10,354,000	10,354	165,311	107,437	10,007,880	10,290,982	54,977	10,345,959

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

Certain accounting principles, which are stipulated by General Accepted Accounting Principles in the United States (“US GAAP”), are not applicable in the Hong Kong Accounting Standards (“HKAS”).  The difference between HKAS accounts of the Company and its US GAAP financial statements is adjusted in the Company consolidated financial statement.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for six months period ended June 30, 2011 and 2010 was 18.64% and 16.66%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date:

US$0.15437:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.15276:CNY1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the six months ended June 30, 2011.

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

Note 3 – Cash

	June 30,	December 31,
Cash consist of the following:	2011	2010

Cash in hand	$6,772	$4,755
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	7,509,824	7,487,205
United Overseas Bank	1,891	5,773
Bank of China	4,099	4,176
Sun Hung Kei Financial	72	106
Bank of Shanghai	615,673	538,400
Industrial and Commercial Bank of China	529	516
Hui Shang Bank	11,027	10,941
	$8,149,887	$8,051,872

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

Note 4 – Commissions Receivable

	June 30,	December 31,
Commissions receivable consist of the following:	2011	2010

Commissions receivable	$927,150	$773,391
Less: allowances for doubtful accounts	(568,678)	(564,548)
	$358,472	$208,843

Note 5 – Fiduciary Asset

Fiduciary asset consists of cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders. The fiduciary asset had a balance of $2,062,628 and $964,542 at June 30, 2011 and December 31, 2010, respectively.

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

Note 7 – Prepayment

Prepayment of $77,283 paid in June 2011 is in relation to capital injection for a new entity named AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”) in China.

Note 8 – Property, Plant and Equipment

	June 30,	December 31,
Property, Plant and Equipment consists of the following:	2011	2010

Furniture and fixtures	$187,392	$181,912
Office equipment	190,887	171,960
Leasehold improvements	208,253	196,221
Motor Vehicle	101,352	109,559
	687,884	659,652
Less: Accumulated depreciation	(430,637)	(363,339)
	$257,247	$296,313

Depreciation expense for the six-month period ended June 30, 2011 and 2010 were $34,158 and $18,986 respectively.

Loss on disposal of fixed assets for the six-month period ended June 30, 2011 and 2010 were $28,571 and $1,809 respectively.

Note 9 – Goodwill and Other Intangible Assets

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

Fair value of goodwill will be evaluated under the Company’s annual goodwill impairment testing.  None of the goodwill is expected to be deductible for income tax purposes.  During the six months period ended June 30, 2011, certain assets and liabilities of SHB amounting to $40,729 were identified.  Thus, fair values of the assets, liabilities, and goodwill have been adjusted as follows:

	December 16, 2010 (As initially reported)	Measurement Period Adjustments	December 16, 2010 (As adjusted)
Property, plant and equipment	$76,717	$-	$76,717
Intangible asset	62,418	-	62,418
Cash in banks	557,645	-	557,645
Accounts receivable	38,619	36,851	75,470
Other receivable	-	12,661	12,661
Total identifiable assets	735,399	49,512	784,911

Current liabilities	132,210	8,783	140,993
Total liabilities assumed	132,210	8,783	140,993

Net identifiable assets acquired	603,189	40,729	643,918
Goodwill	249,034	(40,729)	208,305
Net assets acquired	852,223	-	852,223

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Acquisition Date.  Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the Acquisition Date.  The Company considers that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the Acquisition Date.

Intangible asset is in relation to the acquired customer list with a useful life of 3 years.  Amortization expense for the six-month period ended June 30, 2011 of the intangible asset is $10,531.

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of SHB as if it had been consummated as of the beginning of the applicable period.  The unaudited pro forma information has been derived from the historical consolidated financial statement of the Company and of SHB.  The unaudited pro forma information is for illustrative purposes only.

	Period Ended June 30,
	2011	2010
Net Revenue	$3,366,383	$3,167,952

Net Income	$950,427	$1,024,517

Note 10 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at June 30, 2011 and December 31, 2010:

Assets	Fair value		Fair value Hierarchy
	June 30, 2011	December 31, 2010

Stocks	$335,464	$340,401	Level 1

Investment in available for sale securities listed above are carried at fair value. The Company is able to value its available for sale securities based on quoted fair values for identical instruments, which resulted in the Company reporting its securities as Level 1.

Unrealized loss of $11,629 and $70,099 for the investments were recognized in the other comprehensive income for the six months ended June 30, 2011 and 2010, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Period ended June 30,
Investment Income	2011	2010

Dividend from the publicly traded equity securities	$7,065	$5,826

Note 11 – Other Receivable

Other receivable consists of consulting income receivable, investment income receivable and unsecured, due on demand short-term advances that the Company makes from time-to-time to third-party entities less allowances for doubtful accounts.

	June 30,	December 31,
	2011	2010

Other receivable	$589,430	$562,381
Less: allowances for doubtful accounts	(20,355)	(20,355)
	$569,075	$542,026

Note 12 – Due to Directors

	June 30,	December 31,
Due to directors consist of the following:	2011	2010

Andrew Liu Fu Kang	15,934	8,851
John Liu Shou Kang	227	145
	$16,161	$8,996

Amounts due to directors represent loans payable that are unsecured, non-interest bearing and are due on demand.

Note 13 – Related Party Transaction

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended June 30,
		2011	2010
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$-	$23,846
HK Office Room 502B	Fortune Ocean Ltd	-	7,692

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	15,385	15,385
Director (Andrew) Quarter	First Pacific Development Ltd	10,000	10,000
		$20,385	$56,923

In February 2010, Fortune Ocean Ltd sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the company ceased paying rent to Fortune Ocean Ltd starting in March 2010.

Note 14 – Income Taxes

The Company's effective tax rate for the six months ended June 30, 2011 and 2010 was 18.64% and 16.66%, respectively.  The provisions for income taxes for the periods ended June 30, 2011 and 2010 are summarized as follows:

	Period ended June 30,
Hong Kong only:	2011	2010

Current	$217,766	$215,634
Deferred	-	-
	$217,766	$215,634

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Period ended June 30,
	2011	2010

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	2.14%	0.16%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	18.64%	16.66%

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

Note 15 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	July 2011 – June 2012	July 2012 – June 2013	July 2013 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$127,692	$-	$-	$127,692
Room 501 and 502, Bank of America Tower, Hong Kong (Hong Kong Office)	103,426	-	-	103,426
Room 505, Bank of America Tower, Hong Kong (Hong Kong Office)	25,600	-	-	25,600
Room 706, Union Building, Shanghai, China (Shanghai Office)	11,720	-	-	11,720
Room 707, Union Building, Shanghai, China (Shanghai Office)	7,608	-	-	7,608
Union Building, Shanghai, China (SHB Office)	13,938	-	-	13,938
Sino Plaza, Fuzhou (Fuzhou Office)	20,544	1,712	-	22,256
	$310,528	$1,712	$-	312,240

The Company has seven material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2010 with a minimum lease commitment of $127,692.  For the Shanghai Office (both room 706 and 707 of Union Building), the initial term of the leases are one year beginning January 1, 2011 with a total minimum lease commitment of $19,328.  For the SHB Office, the initial term of the lease is one year beginning January 1, 2011 with a minimum lease commitment of $13,938.  All the lease arrangements mentioned above have no renewal option and rent holiday.

For the Hong Kong Office of Room 501 and 502, Bank of America Tower, the initial term of the lease is two years beginning March 1, 2010 with a minimum lease commitment of $103,426.  This lease arrangement has no rent holiday but have a renewal option that, when the lease is ended in February 2012, the company can renew the lease for two years (from March 1, 2012 to February 28, 2014) at the prevailing market rent.

For the Hong Kong Office of Room 505, Bank of America Tower, the initial term of the lease is two years beginning November 15, 2009 with a minimum lease commitment of $25,600.  This lease arrangement has a three-month rent free period from November 15, 2009 to February 14, 2010.  In addition, when the lease is ended in 2011, the company has an option to renew the lease for two years (from November 15, 2011 to November 14, 2013) at the prevailing market rent.

For the Fuzhou Office, the initial term of the lease is two years beginning August 1, 2010 with a minimum lease commitment of $22,256.  This lease arrangement has a one-month rent free period from August 1 to August 31, 2010.  In addition, the lease arrangement has no renewal option.

Note 16 – Noncontrolling Interest

On February 25, 2011, the Company’s subsidiary Chang An Consultants Ltd., declared dividend for approximately $321,795. The company has paid $128,717 to the noncontrolling shareholders.

Note 17 – Commitments and Contingencies

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

Note 18 – Stock-based Compensation

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

On June 1, 2011, the board of directors approved and the Company granted an award of 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The aggregate value of this award was $71,145, as determined by multiplying the number of shares times the fair value of the Company’s stock on June 1, 2011, the date of the grant award.  The fair value is calculated based on the same approach mentioned above and the fair value of the Company’s stock on the date of the grant award is $2.79 per share. When determining the risk-free rate of this award, Hong Kong unsecured long term loan rate, 7.25%, in effect at the time of grant is used in the calculation.

During the six months ended June 30, 2011 and 2010, the Company recognized $46,539 and $8,635 respectively, of stock-based compensation expense.

Note 19 – Subsequent Events

A new entity named AL Marine AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”) was legally and established in China on July 19, 2011.  AL Marine indirectly owns 100% of ALM Shanghai through ALM HK.  ALM Shanghai is set up for holding all the interest of SHB.

On August 4, 2011, the company subsidiary Andrew Liu & Company Limited (“ALC”) entered into a loan agreement with its clients, Jian Mao International Shipping Co Ltd (“JMISCL”) and Jian Xing Intl Shipping Co Ltd (“JXISCL”).  Under the loan agreement, ALC will make available to JMISCL and JXISCL an on demand loan facility in the principal amount of up to US$3,000,000.  The loan is interest free and secured by the claim proceeds under a claim filed by JMISCL and JXISCL under the terms an existing Hull & Machinery insurance policy insuring a vessel owned and managed by JMISCL and JXISCL respectively.  The loan is payable upon demand at any time following settlement of the claim if the claim proceeds are not adequate to cover the loan in full, and in any event is due and payable in full on or before August 4, 2012.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2010 AND THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

Revenue

Revenues for the six months ending June 30, 2011 were $3,366,383, as compared to the revenues of $2,966,348 for the six months period ended June 30, 2010.  This increase of $400,035 or approximately 13% was mainly due to an increase of commission income, consulting income and other revenue partially offset by a decrease of enrollment fee.  Commission income, which is based on a percentage premium paid by the insured, for the six months period ended June 30, 2011 was $3,236,816 as compared to $2,896,627 for the same period of 2010.  The increase of commission income of $340,189 or approximately 12% was mainly due to the increase of  insurance call and premium rates in the market.  Another reason of the commission income increase is because of the addition of SHB which was newly acquired in last year.  Commission income contributed by SHB was $215,363 in the first half of 2011.  It is approximately 6.7% of the total commission income of the group for the same period.  If the contribution from SHB is excluded, commission income increased by $124,826 or 4.3% as compared to the last period.

Consulting income for the six months period ended June 30, 2011 was $67,452 compared to $35,500 for the comparable period of 2010.  The increase of $31,952 or approximately 90% was mainly due to demand of the services increased.  Enrollment fee for the six months period ended June 30, 2011 were $5,778 as compared to $14,458 for the same period of 2010.  The decrease was mainly due to the decrease of enrollment during the period.  Other income for the six months period ended June 30, 2011 was $49,337 compared to $12,763 for the comparable period of 2010.  The increase of $36,574 or approximately 287% was mainly due to a one-time income which is not recurring in nature was received during the period.

Revenues for the three months ending June 30, 2011 were $1,773,564, as compared to revenues of $1,808,671 for the three months ending June 30, 2010.  This decrease of $35,107, or approximately 2%, was mainly due to decreases in commission income, and enrollment fee partially offset by an increase of consulting income and other revenues.  Commission income for the three month period ended June 30, 2011 was $1,714,464 as compared to $1,762,760 for the same period of 2010.  The decrease of commission income $48,296 or approximately 3%, was mainly due to a slight decrease in client demand during the three months period.  Consulting income for the three month period ended June 31, 2011 was $24,613 compared to $19,000 for the comparable period of 2010.  In addition, enrollment fee and other revenue for the three month period ended June 30, 2011 was $2,586 and $26,818 as compared to $14,074 and $7,754 respectively for the same period of 2010.  Causes for the changes for the three months ended June 30, 2011 and 2010 are same as the causes stated in the six months ending as the paragraph above.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the six months ending June 30, 2011 was $1,168,193 compared to $1,294,247 for the six months period ended June 30, 2010.  The decrease in pre-tax profit of $126,054, or approximately 10%, was mainly because the increase in operating expenses is greater than the increase in revenue during the six-month period.  Causes for the revenue increase were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Net income before tax and noncontrolling interest for the three months ending June 30, 2011 was $547,673 compared to $1,111,569 for the three month period ended June 30, 2010.  The decrease in pre-tax profit of $563,896, or approximately 51%, was also due to the increase in operating expenses is greater than the increase in revenues during the three months ended June 31, 2011.  Causes for these changes are same as the causes stated in the six months ending as the paragraph above.

Operating expenses

Operating expenses for the six months ending June 30, 2011 was $2,178,467, as compared to $1,677,964 for the six month period ended June 30, 2010.  The increase of $500,503 or approximately 30% was mainly due to increases in salary, travel expenses, rents, bad debt expenses, depreciation and amortization, and other general and administrative expenses.

Operating expenses for the three months ending June 30, 2011 was $1,201,330, as compared to $700,491 for the three month period ended June 30, 2010.  The increase of $500,839 or approximately 71% was mainly due to increase in salaries, travel expenses, rent, bad debt expenses, depreciation and amortization, and other general and administrative expenses.

The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $244,430 or 26% for the six months ended and increased $187,046 or 41% for the three months ended June 30, 2011 as compared to last year.  The increase in salary expenses was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $34,077 or 21% for the six months ended and increased $56,745 or 85% for the three months ended June 30, 2011.  The increase was due to more business travels that are in relation to the business during the period of 2011 as compared with 2010.

■

Rent – Increased $22,495 or 9% for the six months ended and increased $12,033 or 10% for the three months ended June 30, 2011.  The increase was mainly due to the new office spaces were rented for the Fuzhou office and SHB.

■

Bad debt expenses – increased by $24,272 or 161% for the six months ended and increased $177,972 or 145% for the three months ended June 30, 2011 as compared to last year.  The increase was mainly due to an increase in the provision of doubtful debts during the period.

■

Depreciation and amortization – increased by $25,703 or 135% for the six months ended and increased $12,779 for the three months ended June 30, 2011 as compared to last year.  The increase was primarily due to the addition of fixed assets during 2011, and the amortization charge for the acquired intangible asset in relation to SHB.  During the six months ended June 30, 2011, depreciation for fixed assets was $34,158 while amortization charge for intangible asset was $10,531.

■

Other general & administrative expenses – increased $149,523 or 51% for the six months ended and increased $54,264 or 32% for the three months ended June 30, 2011 as compared to last year.  In general, the increase was due to the general price inflation, increment of headcount causing office administrative expense and staff medical increased, and the growth of client base causing telecommunication and postage expenses increased.  Another reason is that additional consulting and legal expenses incurred for the company’s consulting service and the daily operation of SHB during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2011, cash provided by operating activities totaled $228,516.  This was primarily due to net income during the period plus an increase in commission receivable, enrolment fee receivable, fiduciary asset, other receivable, accounts payable, claims payable, deferred income and income tax payable which was partially offset by a decrease in deposit, other payable and accrued expenses.

Although the net income after adjustments of non-cash activities for the first half of 2011 decreased by $13,546 or 1% as compared to the same period of 2010, the changes in operating assets and liabilities for the six months ended June 30, 2011 increased $360,039 or 29% as compared to the same period of 2010.  As a result, net cash provided by operating activities for the six months ended June 30, 2011 increased by $346,493, or approximately 294%, as compared to last year.

For the six months ended June 30, 2011and June 30, 2010, cash used in investing activities amounted to $22,275 and $21,074, respectively.  The fund was used for the purchase of fixed assets.

For the six months ended June 30, 2011, cash used in finance activities totaled $121,553.  The funds were used for the dividend payment to minority shareholders and payments on related party debt which were partially offset by the borrowings on related party.  For the same period of 2010, net cash used by financing activities amounted to $76,967.  The funds were used for the repayment of obligation under finance leases, dividend payment to minority shareholders, and payments on related party debt which were partially offset by the borrowings on related party.

Assets and liabilities

For the six months ended June 30, 2011, the Group’s balance sheet reflects total assets of $12,214,295 and total liabilities of $1,868,336.  These items increased $1,330,943 or approximately 12% and $459,042 or approximately 33% respectively when compared to the year ended December 31, 2010.  The increase of total assets was mainly due to an increase of cash and cash equivalents, commissions receivable, enrollment fee receivable, fiduciary asset, prepayment and other receivables which was partially offset by a decrease of property, plant and equipment, goodwill and intangible asset, deposits, and investment in available for sale securities.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, income tax payable, amount due to directors and deferred revenue which was partially offset by a decrease of other payable and accrued expenses.

As at June 30, 2011, commission receivable was $358,472 as compared to $208,843 as at December 31, 2010, while trade accounts payable was $1,254,796, as compared to December 31, 2010 balances of $879,087.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the period end.  In addition, because the rate of insurance premium paid by customers to insurers was raised, cash and cash equivalents, fiduciary asset and other receivable increased during the period ended June 30, 2011.  Furthermore, because certain claim proceeds were received from insurers on behalf of customers but had not been paid yet, the claim payable increased by 86% as compared to the year end of 2010.  In addition, because certain payments were made during the period ended June 30, 2011, other payable decreased by 22% as compared to the year end of 2010.

Accrued expenses of $66,116 as at June 30, 2011 significant reduced by $98,636 or approximately 60% from $164,752 as at December 31, 2010.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2010.  In addition, income tax payable as at June 30, 2011 was $297,245.  It is in relation to the provision of income tax for the first half of 2011.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $335,464 and $340,401 as at June 30, 2011 and December 31, 2010 respectively.  The decrease of $4,937 or approximately 1% was mainly due to the change of fair values between June 30, 2011 and December 31, 2010 which was partially offset by the addition of equity securities which were acquired during the period.

The Company has bank and cash equivalents of approximately $8,149,887 as at June 30, 2011.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of June 30, 2011, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $312,240.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance of the achievement of these objectives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2011, we issued 25,500 shares of restricted stock to certain key employees of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on May 31, 2010.  The restricted shares which were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company.  The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $2.79, which was equal to the fair value of the Company’s stock on June 1, 2011, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $71,145, of which $3,953 was recognized as stock-based compensation expense in salaries and compensation expenses during the six months ended June 30, 2011.  The balance will be recognized as stock-based compensation expenses in the coming three years.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 5, 2011

By: /s/ John Liu, Director

Date:  August 5, 2011

By: /s/ Colman Au, Chief Financial Officer

Date:  August 5, 2011