Form 10-Q
period 2011-09-30
ALCO, INC.
filed 2011-11-03
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 3, 2011, there were 10,348,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,976,537	$8,051,872
Commissions receivable, net	584,784	208,843
Enrollment fee receivable	3,797	809
Fiduciary asset	2,816,898	964,542
Amount due from related party	23,077	23,077
Loan receivable	3,000,000	-
Total current assets	13,405,093	9,249,143

Property, plant and equipment, net	242,679	296,313
Goodwill	208,305	249,034
Intangible asset	48,414	62,418

Other non-current assets:
Deposits	156,214	144,017
Investment in available for sale securities	267,484	340,401
Other receivable	179,250	542,026
Total other non-assets	602,948	1,026,444

Total Assets	$14,507,439	$10,883,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,107,977	$879,087
Claim payable	57,087	19,645
Other payable	644,770	240,370
Accrued expenses	64,793	164,752
Income tax payable	476,840	94,527
Due to directors	16,648	8,996
Deferred revenue	5,417	1,917
Total Current Liabilities	$3,373,532	$1,409,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
ALCO, Inc. stockholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;10,348,000 and 10,342,000 shares issued and outstanding	10,348	10,342
Additional Paid-in capital	190,763	118,784
Accumulated other comprehensive income	44,948	103,784
Retained earnings	10,795,046	9,110,581
Total ALCO, Inc. stockholders' equity	11,041,105	9,343,491
Noncontrolling interest	92,802	130,567
Total stockholders’ equity	11,133,907	9,474,058

Total Liabilities and Stockholders' Equity	$14,507,439	$10,883,352

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Commission income	$2,134,147	$1,463,975	$5,370,963	$4,360,602
Consulting income	12,690	12,000	80,142	47,500
Website advertising	3,500	3,500	10,500	10,500
Enrolment fee income	1,693	1,108	7,471	15,566
Other revenues	6,765	8,640	56,102	21,403
Total revenues	2,158,795	1,489,223	5,525,178	4,455,571

Operating Expenses
Salaries	587,651	485,611	1,777,336	1,430,866
Travel expenses	178,140	97,160	377,681	262,624
Rents	126,697	122,003	391,017	363,828
Bad debt expenses	24,757	173,527	64,089	188,587
Depreciation and amortization	22,346	9,962	67,035	28,948
Other general and administrative	233,854	99,652	674,754	391,026
Total Operating Expenses	1,173,445	987,915	3,351,912	2,665,879

Income from Operations	985,350	501,308	2,173,266	1,789,692

Other Income (Expense)
Interest income	1,053	87,880	2,836	89,726
Investment income	3,064	2,627	10,129	8,453
Gain (Loss) on disposal of fixed assets	15,188	-	(13,383)	(1,809)
Total Other Income (Expense)	19,305	90,507	(418)	96,370

Income before provision for Income Taxes	1,004,655	591,815	2,172,848	1,886,062
Provision for Income Taxes	179,664	106,058	397,430	321,692
Net Income	824,991	485,757	1,775,418	1,564,370
Less: Net income attributable to the noncontrolling interest	(37,825)	(29,226)	(90,953)	(81,051)
Net Income attributable to ALCO, Inc.	$787,166	$456,531	$1,684,465	$1,483,319

Comprehensive Income:
Net income	824,991	485,757	1,775,418	1,564,370
Other Comprehensive Income (loss)
Marketable securities	(71,032)	29,961	(82,661)	(40,138)
Foreign currency translation adjustments	8,543	-	23,825	-
Comprehensive Income	$762,502	$515,718	$1,716,582	$1,524,232
Less: comprehensive income attributable to non-controlling interest	(37,825)	(29,226)	(90,953)	(81,051)
Comprehensive Income attributable to ALCO, Inc.	724,677	486,492	1,625,629	1,443,181

Basic and Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.08	$0.04	$0.16	$0.14

Weighted average shares outstanding	10,348,065	10,344,087	10,345,319	10,236,440

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$1,775,418	$1,564,370
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	64,089	188,587
Depreciation expense	51,134	28,948
Amortization expense	15,901	-
Stock-based compensation	71,985	33,493
Loss on disposal of fixed assets	13,383	1,809
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(402,432)	120,969
(Increase)/Decrease in enrolment fee receivable	(2,988)	(198)
(Increase)/Decrease in deposit and prepayment	(11,932)	(57,944)
(Increase)/Decrease in fiduciary asset	(1,852,344)	(2,410,836)
(Increase)/Decrease in other receivable	356,869	(64,191)
Increase/(Decrease) in accounts payable	1,228,890	4,080,153
Increase/(Decrease) in claims payable	37,441	22
Increase/(Decrease) in other payable	403,290	52,152
Increase/(Decrease) in accrued expenses	(99,996)	(71,872)
Increase/(Decrease) in deferred revenue	3,500	3,500
Increase/(Decrease) in income tax payable	381,924	321,692
Net cash provided by operating activities	2,034,132	3,790,654

Investing Activities
Loan made to third parties	(3,000,000)	(3,500,000)
Prepayment relating to acquisition	-	(851,626)
Cash paid for purchase of fixed assets	(23,328)	(33,912)
Sale proceed for disposal of fixed assets	15,377	-
Net cash used in investing activities	(3,007,951)	(4,385,538)

Financing Activities
Dividend paid to minority shareholders	(128,718)	(76,923)
Repayment of obligations under finance leases	-	(207)
Borrowings on related party debt	74,587	19,129
Principal payments on related party debt	(66,936)	(18,967)
Net cash used in financing activities	(121,067)	(76,968)

Net (decrease) / increase in cash and cash equivalent	(1,094,886)	(671,852)
Effect of exchange rate changes on cash and cash equivalent	19,551	-
Cash and cash equivalent at beginning of period	8,051,872	6,587,876
Cash and cash equivalent at end of period	$6,976,537	$5,916,024

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(2,836)	$-
Income taxes paid	$14,454	$-

Non-Cash Transactions
Dividend received	$9,745	$8,430
Restricted shares issued	$6	-

Purchase price allocation adjustment	$40,729	-
Change in fair value for Available-for-sales securities	$82,661	$(40,138)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2010	10,150,000	$10,150	$60,363	$120,213	$7,623,855	$7,814,581	$105,149	$7,919,730
Restricted stock issued
Stock issued	198,000	198	(198)			-		-
Stock forfeited	(6,000)	(6)	6			-		-
Stock based compensation			58,613			58,613		58,613
Unrealized loss on marketable securities				(40,029)		(40,029)		(40,029)
Foreign currency translation adjustments				23,600		23,600		23,600
Net Income					1,486,726	1,486,726	102,341	1,589,067
Dividend paid							(76,923)	(76,923)

Balance, December 31, 2010	10,342,000	10,342	118,784	103,784	9,110,581	9,343,491	130,567	9,474,058

Restricted stock issued
Stock issued	25,500	26	(26)			-		-
Stock forfeited	(19,500)	(20)	20			-		-
Stock based compensation			71,985			71,985		71,985
Unrealized loss on marketable securities				(82,661)		(82,661)		(82,661)
Foreign currency translation adjustments				23,825		23,825		23,825
Net Income					1,684,465	1,684,465	90,953	1,775,418
Dividend paid							(128,718)	(128,718)

Balance, September 30, 2011 (Unaudited)	10,348,000	10,348	190,763	44,948	10,795,046	11,041,105	92,802	11,133,907

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for nine months period ended September 30, 2011 and 2010 was 18.29% and 17.06%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

The functional currency of Shanghai Heshili Broker Co. Limited (“SHB”) and AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”) is the Chinese Yuan (“CNY”).  The financial statements of SHB and ALM Shanghai are translated into United States dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Code (ASC) No. 830, " Foreign Currency Matters”, using quarter-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date:

US$0.15606:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period:

US$0.15377:CNY1 (for SHB)

US$0.15634:CNY1 (for ALM Shanghai)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the nine months ended September 30, 2011.

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

Note 3 – Cash

	September 30,	December 31,
Cash consist of the following:	2011	2010

Cash in hand	$7,739	$4,755
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	6,286,662	7,487,205
United Overseas Bank	7,838	5,773
Bank of China	72,070	4,176
Sun Hung Kei Financial	57	106
Bank of Shanghai	598,112	538,400
Industrial and Commercial Bank of China	531	516
Hui Shang Bank	3,528	10,941
	$6,976,537	$8,051,872

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

Note 4 – Commissions Receivable

	September 30,	December 31,
Commissions receivable consist of the following:	2011	2010

Commissions receivable	$1,200,555	$773,391
Less: allowances for doubtful accounts	(615,771)	(564,548)
	$584,784	$208,843

Note 5 – Fiduciary Asset

Fiduciary asset consists of cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders. The fiduciary asset had a balance of $2,816,898 and $964,542 at September 30, 2011 and December 31, 2010, respectively.

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

Note 7 – Property, Plant and Equipment

	September 30,	December 31,
Property, Plant and Equipment consists of the following:	2011	2010

Furniture and fixtures	$187,365	$181,912
Office equipment	178,582	171,960
Leasehold improvements	208,253	196,221
Motor Vehicle	80,670	109,559
	654,870	659,652
Less: Accumulated depreciation	(412,191)	(363,339)
	$242,679	$296,313

Depreciation expense for the nine-month period ended September 30, 2011 and 2010 were $51,134 and $28,948 respectively.

Loss on disposal of fixed assets for the nine-month period ended September 30, 2011 and 2010 were $13,383 and $1,809 respectively.

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

Fair value of goodwill will be evaluated under the Company’s annual goodwill impairment testing.  None of the goodwill is expected to be deductible for income tax purposes.  During the nine months period ended September 30, 2011, certain assets and liabilities of SHB amounting to $40,729 were identified.  Thus, fair values of the assets, liabilities, and goodwill have been adjusted as follows:

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

Intangible asset is in relation to the acquired customer list with a useful life of 3 years.  Amortization expense for the nine-month period ended September 30, 2011 of the intangible asset is $15,901.

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of SHB as if it had been consummated as of the beginning of the applicable period.  The unaudited pro forma information has been derived from the historical consolidated financial statement of the Company and of SHB.  The unaudited pro forma information is for illustrative purposes only.

	Period Ended September 30,
	2011	2010
Net Revenue	$5,525,178	$4,968,622

Net Income	$1,775,418	$1,525,498

Note 9 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at September 30, 2011 and December 31, 2010:

Assets	Fair value		Fair value Hierarchy
	September 30, 2011	December 31, 2010

Stocks	$267,484	$340,401	Level 1

Investment in available for sale securities listed above are carried at fair value. The Company is able to value its available for sale securities based on quoted fair values for identical instruments, which resulted in the Company reporting its securities as Level 1.

Unrealized loss of $82,661 and $40,138 for the investments were recognized in the other comprehensive income for the nine months ended September 30, 2011 and 2010, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Period ended September 30,
Investment Income	2011	2010

Dividend from the publicly traded equity securities	$10,129	$8,453

Note 10 – Loan Receivable

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

As of September 2011, the outstanding balance of the loan is as follows:

September 30,
2011

Loan amount	$3,000,000
Less: Repayment	-
Balance	$3,000,000

Note 11 – Due to Directors

	September 30,	December 31,
Due to directors consist of the following:	2011	2010

Andrew Liu Fu Kang	15,951	8,851
John Liu Shou Kang	697	145
	$16,648	$8,996

Amounts due to directors represent loans payable that are unsecured, non-interest bearing and are due on demand.

Note 12 – Related Party Transaction

The Company rents office space in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended September 30,
		2011	2010
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$-	$23,846
HK Office Room 502B	Fortune Ocean Ltd	-	7,692
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	23,077	23,077
Director (Andrew) Quarter	First Pacific Development Ltd	15,000	15,000
		$38,077	$69,615

In February 2010, Fortune Ocean Ltd sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the Company ceased paying rent to Fortune Ocean Ltd starting in March 2010.

Note 13 – Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2011 and 2010 was 18.29% and 17.06%, respectively.  The provisions for income taxes for the periods ended September 30, 2011 and 2010 are summarized as follows:

	Period ended September 30,
Hong Kong only:	2011	2010

Current	$397,430	$321,692
Deferred	-	-
	$397,430	$321,692

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Period ended September 30,
	2011	2010

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	1.79%	0.56%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	18.29%	17.06%

There were no significant permanent or temporary differences.

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007.  For details, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2010 filed with the SEC.

Note 14 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	Oct 2011 – Sep 2012	Oct 2012 – Sep 2013	Oct 2013 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$95,769	$-	$-	$95,769
Room 501 and 502, Bank of America Tower, Hong Kong (Hong Kong Office)	64,641	-	-	64,641
Room 505, Bank of America Tower, Hong Kong (Hong Kong Office)	6,400	-	-	6,400
Room 706, Union Building, Shanghai, China (Shanghai Office)	5,924	-	-	5,924
Room 707, Union Building, Shanghai, China (Shanghai Office)	3,846	-	-	3,846
Union Building, Shanghai, China (SHB Office)	7,045	-	-	7,045
Sino Plaza, Fuzhou (Fuzhou Office)	17,307	-	-	17,307
	$200,932	$-	$-	200,932

The Company has seven material operating lease commitments for its facilities.  For details of the leases, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2010 filed with the SEC.

Note 15 – Noncontrolling Interest

On February 25, 2011, the Company’s subsidiary Chang An Consultants Ltd., declared dividend for approximately $321,795. The Company has paid $128,718 to the noncontrolling shareholders.

Note 16 – Commitments and Contingencies

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

Note 17 – Stock-based Compensation

2010 restricted stock plan

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

2011 restricted stock plan

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

During the nine months ended September 30, 2011 and 2010, the Company recognized $71,985 and $33,493 respectively, of stock-based compensation expense.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2010 AND THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

Revenues for the nine months ending September 30, 2011 were $5,525,178, as compared to the revenues of $4,455,571 for the nine months period ended September 30, 2010.  This increase of $1,069,607 or approximately 24% was mainly due to an increase of commission income, consulting income and other revenue partially offset by a decrease of enrollment fee.  Commission income, which is based on a percentage premium paid by the insured, for the nine months period ended September 30, 2011 was $5,370,963 as compared to $4,360,602 for the same period of 2010.  The increase of commission income of $1,010,361 or approximately 23% was mainly due to the increase of number of clients as well as insurance call and premium rates in the market.  Another reason of the commission income increase is because of the addition of SHB which was newly acquired in last year.  Commission income contributed by SHB was $364,613 in the nine months period of 2011.  It is approximately 6.4% of the total commission income of the group for the same period.  If the contribution from SHB is excluded, commission income of the group increased by $645,748 or 15% as compared to the last period.

Consulting income for the nine months period ended September 30, 2011 was $80,142 compared to $47,500 for the comparable period of 2010.  The increase of $32,642 or approximately 69% was mainly due to demand of the services increased.  Enrollment fee for the nine months period ended September 30, 2011 were $7,471 as compared to $15,566 for the same period of 2010.  The decrease was mainly due to the decrease of enrollment during the period.  Other income for the nine months period ended September 30, 2011 was $56,102 compared to $21,403 for the comparable period of 2010.  The increase of $34,699 or approximately 162% was mainly due to a one-time income which is not recurring in nature was received during the period.

Revenues for the three months ending September 30, 2011 were $2,158,795, as compared to revenues of $1,489,223 for the three months ending September 30, 2010.  The increase of $669,572, or approximately 45%, was due to the increases in commission income, consulting income and enrollment fee partially offset by a decrease of other revenues.  Commission income for the three month period ended September 30, 2011 was $2,134,147 as compared to $1,463,975 for the same period of 2010.  Same to the nine months ending, the increase of commission income $670,172 or approximately 46%, was also mainly due to increases of number of clients and insurance call and premium rates in the market.  Consulting income for the three month period ended September 30, 2011 was $12,690 compared to $12,000 for the comparable period of 2010.  In addition, enrollment fee and other revenue for the three month period ended September 30, 2011 was $1,693 and $6,765 as compared to $1,108 and $8,640 respectively for the same period of 2010.  Causes for the changes for the three months ended September 30, 2011 and 2010 are same as the causes stated in the nine months ending as the paragraph above.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the nine months ending September 30, 2011 was $2,172,848 compared to $1,886,062 for the nine months period ended September 30, 2010.  The increase in pre-tax profit of $286,786, or approximately 15%, was mainly because the increase in revenue is greater than the increase in operating expenses during the nine-month period.  Causes for the revenue increase were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Net income before tax and noncontrolling interest for the three months ending September 30, 2011 was $1,004,655 compared to $591,815 for the three month period ended September 30, 2010.  The increase in pre-tax profit of $412,840, or approximately 70%, was also due to the increase in revenue is greater than the increase in operating expenses during the three months ended September 30, 2011.  Causes for these changes are same as the causes stated in the nine months ending as the paragraph above.

Operating expenses

Operating expenses for the nine months ending September 30, 2011 was $3,351,912, as compared to $2,665,879 for the nine month period ended September 30, 2010.  The increase of $686,033 or approximately 26% was mainly due to increases in salary, travel expenses, rents, depreciation and amortization, and other general and administrative expenses, partially offset by a decrease in bad debt expenses.

Operating expenses for the three months ending September 30, 2011 was $1,173,445, as compared to $987,915 for the three month period ended September 30, 2010.  Causes of the increase of $185,530 or approximately 19% were same to the nine months ending as above.

The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $346,470 or 24% for the nine months ended and increased $102,040 or 21% for the three months ended September 30, 2011 as compared to last year.  The increase in salary expenses was mainly due to increases in pay rates and headcounts.  Another reason is that a new employee restricted stock scheme has been implemented starting in June 2011.

■

Travel Expenses – increased $115,057 or 44% for the nine months ended and increased $80,980 or 83% for the three months ended September 30, 2011.  The increase was due to more business travels that are in relation to the business during the period of 2011 as compared with 2010.

■

Rent – Increased $27,189 or 7% for the nine months ended and increased $4,694 or 4% for the three months ended September 30, 2011.  The increase was mainly due to the new office spaces were rented for the Fuzhou office and SHB.

■

Bad debt expenses – decreased by $124,498 or 66% for the nine months ended and decreased $148,770 or 86% for the three months ended September 30, 2011 as compared to last year.  The decrease was mainly due to a decrease in the provision of doubtful debts during the period.

■

Depreciation and amortization – increased by $38,087 or 132% for the nine months ended and increased $12,384 for the three months ended September 30, 2011 as compared to last year.  The increase was primarily due to the addition of fixed assets during 2011, and the amortization charge for the acquired intangible asset in relation to SHB.  During the nine months ended September 30, 2011, depreciation for fixed assets was $51,134 while amortization charge for intangible asset was $15,901.

■

Other general & administrative expenses – increased $283,728 or 73% for the nine months ended and increased $134,202 or 135% for the three months ended September 30, 2011 as compared to last year.  In general, the increase was due to the general price inflation, increment of headcount causing office administrative expense and staff medical increased, and the growth of client base causing telecommunication and postage expenses increased.  Another reason is that additional consulting and legal expenses incurred for the company’s consulting service and the daily operation of SHB during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2011, cash provided by operating activities totaled $2,034,132.  This was primarily due to net income during the period plus an increase in commission receivable, enrolment fee receivable, deposit and prepayment, fiduciary asset, accounts payable, claims payable, other payable, deferred revenue and income tax payable which was partially offset by a decrease in other receivable, and accrued expenses.

Although the net income after adjustments of non-cash activities for the nine months ending September 30, 2011 increased by $174,703 or 10% as compared to the same period of 2010, the changes in operating assets and liabilities for the nine months ended September 30, 2011 decreased $1,931,225 or 98% as compared to the same period of 2010.  As a result, net cash provided by operating activities for the nine months ended September 30, 2011 decreased by $1,756,522, or approximately 46%, as compared to last year.

For the nine months ended September 30, 2011 and 2010, cash used in investing activities amounted to $3,007,951 and $4,385,538, respectively.  The fund was used for making loan to the third parties, paying fund in relation to acquisition of SHB, and purchase of fixed assets.

For the nine months ended September 30, 2011, cash used in finance activities totaled $121,067.  The funds were used for the dividend payment to minority shareholders and payments on related party debt which were partially offset by the borrowings on related party.  For the same period of 2010, net cash used by financing activities amounted to $76,968.  The funds were used for the repayment of obligation under finance leases, dividend payment to minority shareholders, and payments on related party debt which were partially offset by the borrowings on related party.

Assets and liabilities

For the nine months ended September 30, 2011, the Group’s balance sheet reflects total assets of $14,507,439 and total liabilities of $3,373,532.  These items increased $3,624,087 or approximately 33% and $1,964,238 or approximately 139% respectively when compared to the year ended December 31, 2010.  The increase of total assets was mainly due to an increase of commission receivable, enrollment fee receivable, fiduciary asset, deposit, and loan receivable which was partially offset by a decrease of cash and cash equivalents, property, plant and equipment, goodwill and intangible asset, investment in available for sale securities and other receivable.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, other payable, income tax payable, amount due to directors and deferred revenue which was partially offset by a decrease of accrued expenses.

As at September 30, 2011, commission receivable was $584,784 as compared to $208,843 as at December 31, 2010, while trade accounts payable was $2,107,977, as compared to December 31, 2010 balances of $879,087.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the period end.  In addition, because the rate of insurance premium paid by customers to insurers was raised and commission income increased, commission receivable and fiduciary asset increased during the period ended September 30, 2011.  In addition, because certain payment advances made on behalf of customers were refunded, other receivable decreased by $362,776 or 67% as compared to the year end of 2010.  Furthermore, because certain fund and claim proceeds were received on behalf of customers but had not been paid yet, the claim payable and other payable increased by 191% and 168% respectively as compared to the year end of 2010.

Accrued expenses of $64,793 as at September 30, 2011 reduced by $99,959 or approximately 61% from $164,752 as at December 31, 2010.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2010.  In addition, income tax payable as at September 30, 2011 was $476,840.  It is in relation to the provision of income tax for the nine months ending of 2011.

Because the interest rate is maintained at a very low level in the recent years, the company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $267,484 and $340,401 as at September 30, 2011 and December 31, 2010 respectively.  The decrease of $72,917 or approxi mately 21% was mainly due to the change of fair values between September 30, 2011 and December 31, 2010 which was partially offset by the addition of equity securities which were acquired during the period.

The Company has bank and cash equivalents of approximately $6,976,537 as at September 30, 2011.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of September 30, 2011, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $200,932.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2011, we issued 25,500 shares of restricted stock to certain key employees of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on May 31, 2010.  The restricted shares which were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company.  The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $2.79, which was equal to the fair value of the Company’s stock on June 1, 2011, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $71,145, of which $6,045 was recognized as stock-based compensation expense in salaries and compensation expenses during the nine months ended September 30, 2011.  The balance will be recognized as stock-based compensation expenses in the coming three years.

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

INS XBRL Instance Document

101

SCH XBRL Schema Document

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document

101

LAB XBRL Taxonomy Extension Label Linkbase Document

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document

101

DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 3, 2011

By: /s/ John Liu, Director

Date:  November 3, 2011

By: /s/ Colman Au, Chief Financial Officer

Date:  November 3, 2011