Form 10-K
period 2011-12-31
ALCO, INC.
filed 2012-03-30
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 000-51105

ALCO, INC.

 (Exact name of registrant as specified in its charter)

Nevada	11-3644700
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

25th Floor, Fortis Bank Tower No. 77-79 Gloucester Road Wanchai, Hong Kong
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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 30, 2012, there were 10,348,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

10

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

14

ITEM 8. FINANCIAL STATEMENTS

14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

35

ITEM 9A(T). CONTROLS AND PROCEDURES

35

ITEM 9B. OTHER INFORMATION

36

PART III

36

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

36

ITEM 11. EXECUTIVE COMPENSATION

37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  39

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

40

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

40

PART IV

41

ITEM 15. EXHIBITS

41

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

On July 28, 2010, AL Marine set up a Hong Kong corporation called AL Marine Holdings (Hong Kong) Limited (“ALM HK”).  On December 16, 2010, ALM HK acquired 100% of the outstanding shares of Shanghai Heshili Broker Co. Ltd (“SHB”), a China corporation.  In order to hold and run SHB effectively, ALM HK appoints a local Chinese through an agency agreement to hold SHB on behalf of ALM HK.  In addition, ALM HK and SHB enter into an exclusive agreement on December 16, 2010.  Under this agreement, ALM HK is entitled to receive all the profits earned from SHB.

On July 19, 2011, a new entity named AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”) was legally established in China.  AL Marine indirectly owns 100% of ALM Shanghai through ALM HK.  ALM Shanghai is set up for holding all the interest of SHB.  On July 20, 2011, the agency agreement between ALM HK and the local Chinese was replaced by another agency agreement between ALM Shanghai and the local Chinese.  At the same date, the exclusive agreement between ALM HK and SHB was replaced by another exclusive agreement between ALM Shanghai and SHB.

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

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas.  As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, ESA is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP280 (approximately US$440), of which GBP137.5 (approximately US$216) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  ESA is responsible for paying the set up and maintenance for the center.

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2011, ESA had net assets of $(71,318) with a cash balance of $44,219, accounts receivable of $7,380, due to related parties of $108,288 and accounts payable of $11,605.

During the 2011 fiscal year, ESA received $14,166 from enrollment fees from this arrangement.  It spent approximately $34,340 setting up and maintaining the learning center.

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

CAC has no formal agreement with the CSC Group.  In 2011, about 7.0% of ALCO’s revenue was generated from CAC.

SHB

AL Marine indirectly owns 100% of SHB through ALM Shanghai and a local Chinese.  SHB, which was incorporated in China in July 2005, is an insurance brokerage firm engaging in general insurance such as property, motor vehicle, liability & indemnity, health and accident, etc.  SHB primary operations are in China.

Under Chinese government regulations, a person who acts as an insurance broker must obtain a license from the China Insurance Regulatory Commission.  SHB obtained the necessary license in June 2005.  In order to maintain the license, an insurance broker must meet minimum requirements in regard to qualifications and experience; paid-up capital; professional indemnity insurance; and keeping of proper books and accounts.  These requirements are determined by the Chinese government.  If an insurance broker does not meet these standards, the Commission can withdraw the insurance broker’s license.

SHB became ALCO’s subsidiary on December 16, 2010.  In 2011, approximately 6.3% of ALCO’s revenue was generated from SHB.

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

Historically, ALCO has had a customer retention rate around 78% in 2011.  We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2011, ALCO had 300 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-broker.

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

EMPLOYEES

At the time of this report, ALCO had 54 employees, including 38 in operations and 16 in supporting and administrative functions.  All employees are full time.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents a portion of its facilities from companies owned by the directors of ALCO and rents a portion of its facilities from third parties.  As of December 31, 2011, ALCO leased approximately 6,084 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Central, Hong Kong	4,060 sq. ft	Headquarters

Shanghai, China	3,251 sq. ft	Offices
Fuzhou, China	1,243 sq. ft	Office

The Hong Kong office was leased from a third party since March 2010.  Starting from December 2007, additional flats at the existing building of the Hong Kong Office were leased from third parties for office expansion.  As the Company is continuing growth and the existing properties are no longer to meet the Company’s need, the Hong Kong Office will move to a new property in March 2012.  The new property is located in Wanchai, Hong Kong with 6,350 sq. ft and is leased from a third party.  The leases for the existing office located in Central were not renewed.

The Shanghai offices have been leasing from a third party since December 2007.   For expansion purpose, another flat in the same building is leased from another third party starting in December 2010.

The Fuzhou office is leased from a third party staring from October 2010.

ALCO’s current total monthly rental payment for the facilities mentioned as above is approximately US$30,884.  We intend to renew these leases upon their expiration.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

As of December 31, 2011, ALCO had 10,348,000 shares of common stock issued and outstanding.  The shares are held by 37 stockholders of record.

On June 1, 2010, the Company issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on June 1, 2010.  The restricted shares were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company. The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $310,860, of which $58,613 (6,000 shares with fair value of $9,420 was subsequently forfeited) and $89,294 (13,500 shares with fair value of $21,195 was subsequently forfeited) were recognized as stock-based compensation expense in salaries and compensation expenses during the years ended December 31, 2010 and 2011 respectively.  The balance will be recognized as stock-based compensation expenses in the coming year.

On June 1, 2011, the Company issued 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The plan was approved by the board of directors on June 1, 2011.  The shares were issued at a strike price of $2.79, which was equal to the fair value of the Company’s stock on June 1, 2011, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $71,145, of which $10,579 (6,000 shares with fair value of 16,740 was subsequently forfeited) was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2011.  The balance will be recognized as stock-based compensation expenses in the coming two years.

ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

According to the plan of operations last year, the Company would enhance the credit control and marketing functions.  After reviewing the result of 2011, we can conclude that the plan is successful.  Regarding credit control, our enhancements are operated effectively as the receivable turnover ratio for ALC and CAC was improved from 7.84 in the full year of 2010 to 9.79 in 2011.  It means the average collection period for outstanding receivables dropped from 47 days in 2010 to 37 days in 2011.  Regarding the marketing function, more resources, including both additional personnel and IT applications, were allocated during 2011.  Consequently, positive results were noted as the number of customers increased 5% during 2011.

For the 2012 fiscal year, the Company will continue to seek to enhance its credit control and marketing functions in order to maintain competitiveness.  In addition, in order to expand its insurance brokerage business, the Company has been looking for investment opportunities in Asia since 2009.  In December 2010, the Company acquired a general insurance brokerage firm in China as the first step in an effort to grow its business through acquisition.  Based upon the results of operation for the 2011 fiscal year, management believes the initial acquisition was successful and is continuing to seek additional suitable investment opportunities in 2012.  Furthermore, in order to enhance the Company’s operations and supporting function, we have a plan to upgrade our existing phone system and hire additional employees in the next twelve months.

The plans of investment, phone system upgrade and employee hiring will depend on the market situation, associated risk factors and our internal resources.  There is no assurance that we will able to implement these plans within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2011 compared with 2010

Revenue: Revenue for 2011 was $6,592,274 as compared to $6,197,680 for 2010.  The increase of $412,594 or approximately 7% was mainly due to increases of commission income from existing clients, consulting income, and other revenues.  This increase was partially offset by a decrease in enrollment fee income.  Commission income is based on a percentage of the premiums paid by the insured, and increased by $388,571 or 6% when compared to last year.  99% of the increase was contributed by SHB while 1% was contributed by ALC and CAC.  Total commission income contributed by SHB was $398,434 in 2011, which is approximately 6.2% of the total commission income of the group for 2011.  If the contribution from SHB is excluded, commission income of the group for 2011 increased by $3,111 or 0.1% as compared to last year.

Consulting income for 2011 increased to $96,714 from $69,500 in 2010.  The increase of $27,214 or 39% was because demand for consulting services increased.  On the other hand, enrollment fee for 2011 was $14,166 as compared to $17,357 for 2010.  The decrease was mainly due to the decreases of customer’s demand and enrollment.  In addition, website advertising for 2011 was $14,000.  It was maintained at the same level with last year.

Net income before tax and noncontrolling interest: Income before tax and noncontrolling interest for 2011 was $1,758,135 compared to $1,988,339 for 2010.  The decrease of $230,204, or approximately 12%, was mainly due to an increase in operating expenses and other expenses during the year.  The reasons for increases in revenue from operations are discussed above, while the increases of operating expense are discussed in the section below.   Other income and expense decreased to $73,826 in 2011 from $119,687 in 2010.  The decrease was mainly due to the fact that a loss was incurred on the disposal of fixed assets for a branch of SHB which was closed, and the fact that an idle vehicle of SHB was sold during the year.  Furthermore, other revenues increased to $88,232, which was an increase of $62,265 or 240% as compared to last year.  The increase in other revenue was mainly the result of increased commissions from business referral and other business services we provided to clients.

Interest income decreased 95% in 2011 as compared to 2010 primarily because the secured loan to a third party was collected in full in 2010.  Investment income increased 19% in 2011 as compared to 2010 mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Operating expenses: Total operating expenses were $4,907,965 for 2011, as compared to $4,311,028 for 2010.  The increase of $596,937 or 14% was mainly due to increases in salaries, travel expenses, rents, depreciation and amortization and other general and administrative expenses during the year.  The reasons for the increases in the major items are as follows:

•

Salaries – increased by $447,130 or 20% from $2,181,906 in 2010 to $2,629,036 in 2011.  The increase was mainly due to increases in headcounts and pay rates during the year of 2011.  In addition, pursuant to the Restricted Share Stock Compensation Plan which was implemented in June 2010, $99,873 was recognized as stock-based compensation expense in salaries during the year ended December 31, 2011.  The amount of stock based compensation increased by $41,260, or approximately 70.4%, in 2011 as compared to 2010.

•

Travel expenses – increased by $141,012 or 36% from $396,948 in 2010 to $537,960 in 2011.  The increase was mainly because of the growth of client base and general price inflation.

•

Rents – increased $18,560 or 4% from $506,732 in 2010 to $525,292 in 2011.  The increase was mainly due to an increase in rental rates during the year.

•

Bad debt expenses – decreased by $288,917 or 62% from $466,265 in 2010 to $177,348 in 2011.  The decrease was mainly due to a decrease in the provision of doubtful debts and certain bad debts written off in 2011.

•

Depreciation and amortization – increased by $71,728 or 176% from $40,836 in 2010 to $112,564 in 2011.  The increase was due to the addition of fixed assets during the whole year of 2011.  In addition, because of plans to move the Hong Kong Office to a new location in March, 2012, beginning in November 2011, we began to amortize the net book value of the leasehold improvement of the existing location over their its remaining life.  Consequently, additional depreciation of $24,464 was charged in 2011.  Furthermore, in December, 2010, we began to amortize the acquired intangible assets in relation to SHB.  More amortization charges were incurred in 2011 as compared to 2010.  During the year ended December 31, 2011, depreciation for fixed assets was $91,271 while amortization charge for intangible asset was $21,293.

•

Other general & administrative expenses – increased $207,424 or 29% for 2011 as compared to last year.  In general, the increase was due to the general price inflation, increases in headcount which caused office administrative expenses and staff medicals expenses to increase, and the growth of our client base causing telecommunication and postage expenses to increase.  Another reason is that additional consulting and legal expenses were incurred for the Company’s consulting services and the daily operation of SHB during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For 2011, cash provided by operating activities totaled $2,150,508 compared to $1,974,738 for 2010.  The receipt of funds was primarily due to net income for the year plus increases in commission receivable, enrollment fee receivable, deposit and prepayment, fiduciary asset, accounts payable, claims payable, other payable and accrued expenses as well as decreases in other receivables, accrued expenses and income tax payable.

For 2011, cash used in investing activities amounted to $1,923,170 compared to $439,921 for 2010.  The use of funds was for the loan made to third parties, and purchase of fixed assets which was partially offset by the sale proceeds from disposal of fixed assets.

Cash used by financing activities in 2011 amounted to $96,531, compared to $86,301 for 2010.  The use of funds was for the repayment of amount due to minority shareholders and director.

Assets and liabilities

As of December 31, 2011, the Company’s balance sheet reflects total current assets of $11,632,415, which increased by $2,383,272 (or 26%) as compared to $9,249,143 as of December 31, 2010.  Total current liabilities as of December 31, 2011 were $1,882,227, which increased by $472,933 or 34% as compared to $1,409,294 as of December 31, 2010.  The increase of total current assets was mainly due to increases of cash and cash equivalents, commission receivable, fiduciary asset and loan receivable which were partially offset by a decrease of amount due from related party.  The increase of total current liabilities was mainly due to increases of trade accounts payable, claims payable, other payables, and amounts due to directors, partially offset by a decrease of accrued expenses and income tax payable.

As of December 31, 2011, commission receivable was $399,942 as compared to $208,843 for the same period in 2010, while trade accounts payable and other payable were $1,054,919 and $663,450 respectively, as compared to December 31, 2010 balances of $879,087 and $240,370.  Each of these changes was due to the timing of commissions received from customers and making payments to insurers at the year end.  In addition, because insurance premium rates paid by customers to insurers was raised, cash and cash equivalents and fiduciary assets increased during the year ended December 31, 2011.  Furthermore, because certain expenses accrued in 2010 were no longer to be paid in 2011, accrued expenses for 2011 decreased by $64,739 or 39% as compared to last year.  As of December 31, 2011, there was $1,917 deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of December 31, 2011, the market value of the equity securities was $261,854, which represents a decrease of $78,547 or approximately 23% as compared to the market value of $340,401 for the last year.  The decrease was mainly because the market value of such equity securities dropped at the year-end date of December 2011 when compared to the year-end date of December 2010.

Due to the fact that the Company acquired a subsidiary in 2010, certain assets such as customer list and goodwill were recognized in the same year.  As of December 31, 2011, carrying values of customer lists was $43,153 and carrying value of goodwill was $208,306.

The Company has bank and cash equivalents of approximately $8,203,957 as at December 31, 2011.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of December 31, 2011, the Company had $6,867 of commitments for capital expenditures and off-balance sheet arrangements as well as lease commitments of $1,220,596.

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

According to the requirements of ASC 810, we have evaluated our relationships with SHB.  We have concluded that SHB is a VIE, and the Company is the primary beneficiary of the VIE.  Accordingly, we adopted the provisions of ASC 810 and consolidated SHB into our financial statements as of and for the year ended December 31, 2011.

Earnings Per Share

The Earnings per share is determined by dividing the net earnings by the weighted average number of outstanding shares during that period.

Currency

ALCO’s main subsidiaries, ALC, CAC and ESA use the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during the period between 2002 and 2011.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC, CAC and ESA were translated at year-end exchange rates.  Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

The functional currency of SHB and ALM Shanghai is the Chinese Yuan (“CNY”).  The financial statements of SHB and ALM Shanghai are translated into United States dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At December 31, 2011, the cumulative translation adjustment of $24,965 was classified as an item of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet.  For the year ended December 31, 2011, accumulated other comprehensive income was $37,379.

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

US$0.15649:CNY1 (for both SHB and ALM Shanghai)

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.15443:CNY1 (for SHB) and US$0.15638:CNY1 (for ALM Shanghai)

Revenue Recognition

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2011

INDEX

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

17

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010  18

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

19

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ALCO, Inc.

Hong Kong

We have audited the accompanying consolidated balance sheets of ALCO, Inc. and its subsidiaries (collectively, the “Company”)  as of December 31, 2011 and 2010 and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 30, 2012

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND 2010

ASSETS	December 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$8,203,957	$8,051,872
Commissions receivable, net	399,942	208,843
Enrollment fee receivable	7,380	809
Fiduciary asset	1,075,578	964,542
Due from related party	-	23,077
Loan receivable	1,912,000	-
Tax receivable	33,558	-
Total current assets	11,632,415	9,249,143

Property, plant and equipment, net	186,501	296,313
Goodwill	208,306	249,034
Intangible asset	43,153	62,418

Other non-current assets:
Deposits and prepayment	219,482	144,017
Marketable securities	261,854	340,401
Other receivable	119,984	542,026
Total other non-assets	601,320	1,026,444

Total Assets	$12,671,695	$10,883,352
LIABILITIES
Current Liabilities:
Trade accounts payable	$1,054,919	$879,087
Claim payable	20,744	19,645
Other payable	663,450	240,370
Accrued expenses	100,013	164,752
Income tax payable	-	94,527
Due to directors	41,184	8,996
Deferred revenue	1,917	1,917
Total Current Liabilities	$1,882,227	$1,409,294
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,348,000 shares issued and outstanding at December 31, 2011 and 10,342,000 shares issued and outstanding at December 31, 2010	10,348	10,342
Additional Paid-in capital	218,651	118,784
Accumulated other comprehensive income	37,379	103,784
Retained earnings	10,398,787	9,110,581
Total ALCO, Inc. shareholders' equity	10,665,165	9,343,491
Noncontrolling interest	124,303	130,567
Total equity	10,789,468	9,474,058
Total Liabilities and Stockholders’ Equity	$12,671,695	$10,883,352

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year ended December 31,
Revenues	2011	2010
Commission income	$6,467,394	$6,078,823
Consulting income	96,714	69,500
Website advertising	14,000	14,000
Enrollment fee income	14,166	17,357
Total revenues	6,592,274	6,179,680

Operating Expenses
Salaries	2,629,036	2,181,906
Travel expenses	537,960	396,948
Rents	525,292	506,732
Bad debt expenses	177,348	466,265
Depreciation and amortization	112,564	40,836
Other general and administrative	925,765	718,341
Total operating expenses	4,907,965	4,311,028

Income from Operations	1,684,309	1,868,652

Other Income (Expense)
Interest income	4,121	90,067
Investment income	13,240	11,084
Other revenues	88,232	25,967
Loss on disposal of fixed asset	(31,767)	(7,431)
Total other income	73,826	119,687

Income Before Provision for Income Taxes	1,758,135	1,988,339
Provision for income taxes	347,475	399,272
Net Income	1,410,660	1,589,067
Less: Net income attributable to the noncontrolling interest	(122,454)	(102,341)
Net Income attributable to ALCO, Inc.	$1,288,206	$1,486,726

Comprehensive Income:
Net income	1,410,660	1,589,067
Other Comprehensive Income (loss)
Marketable securities	(91,370)	(40,029)
Foreign currency translation adjustments	24,965	23,600
Comprehensive Income	$1,344,255	$1,572,638
Less: comprehensive income attributable to non-controlling interest	(122,454)	(102,341)
Comprehensive Income attributable to ALCO. Inc.	1,221,801	1,470,297

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.12	$0.14

Weighted average shares outstanding	10,345,995	10,263,047

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	Year ended December 31,
	2011	2010
Operating Activities
Net income	$1,410,660	$1,589,067
Adjustments to reconcile net income to net cash:
Bad debt	177,348	466,265
Depreciation expense	91,271	40,836
Amortization expense	21,293	-
Stock-based compensation	99,873	58,613
Loss on disposal of fixed asset	31,767	10,051
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(171,584)	22,109
(Increase)/Decrease in enrolment fee receivable	(6,571)	(37)
(Increase)/Decrease in deposit and prepayment	(75,196)	(60,669)
(Increase)/Decrease in fiduciary asset	(111,024)	(459,743)
(Increase)/Decrease in other receivable	253,943	(76,087)
Increase/(Decrease) in accounts payable	175,833	253,701
Increase/(Decrease) in claims payable	1,098	(28,859)
Increase/(Decrease) in other payable	421,814	(29,043)
Increase/(Decrease) in accrued expenses	(64,779)	81,977
Increase/(Decrease) in due from related party	23,077	-
Increase/(Decrease) in income tax payable / receivable	(128,315)	106,557
Net cash provided by operating activities	2,150,508	1,974,738

Investing Activities
Loan made to third parties	(1,912,000)	-
Cash paid for acquisition of SHB	-	(287,236)
Cash paid for purchase of fixed assets	(26,613)	(152,685)
Sale proceed from disposal of fixed assets	15,443	-
Net cash (used) by investing activities	(1,923,170)	(439,921)

Financing Activities
Dividend paid to minority shareholders	(128,718)	(76,923)
Repayment of obligations under finance leases	-	(3,284)
Borrowings on related party debt	106,820	24,687
Principal payments on related party debt	(74,633)	(30,781)
Net cash (used) by financing activities	(96,531)	(86,301)

(Decrease) / increase in cash	130,807	1,448,516
Effect of exchange rate changes on cash	21,278	15,480
Cash at beginning of period	8,051,872	6,587,876
Cash at end of period	$8,203,957	$8,051,872

Supplemental Disclosures of Cash Flow Information:
Cash paid / (receive) during year for:
Interest	$-	$-
Income taxes	$(475,560)	$(292,492)

Non-Cash Transactions

Reclassification from Deposit to Due from Related Parties	$-	$23,077
Restricted shares issued	$6	$192
Dividend received	$12,823	$11,070
Purchase price allocation adjustment	40,728	-
Change in fair value for Available-for-sales securities	$91,370	$40,029

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2010	10,150,000	$10,150	$60,363	$120,213	$7,623,855	$7,814,581	$105,149	$7,919,730

Restricted Shares issued to
Stock issued	198,000	198	(198)			-		-
Stock forfeited	(6,000)	(6)	6			-		-
Stock based compensation			58,613			58,613		58,613

Unrealized loss on marketable securities				(40,029)		(40,029)		(40,029)
Foreign currency translation adjustments				23,600		23,600		23,600
Net Income					1,486,726	1,486,726	102,341	1,589,067
Dividend paid							(76,923)	(76,923)

Balance, December 31, 2010	10,342,000	10,342	118,784	103,784	9,110,581	9,343,491	130,567	9,474,058

Restricted Shares issued to
Stock issued	25,500	26	(26)			-		-
Stock forfeited	(19,500)	(20)	20			-		-
Stock based compensation			99,873			99,873		99,873

Unrealized loss on marketable securities				(91,370)		(91,370)		(91,370)
Foreign currency translation adjustments				24,965		24,965		24,965
Net Income					1,288,206	1,288,206	122,454	1,410,660
Dividend paid							(128,718)	(128,718)

Balance, December 31, 2011	10,348,000	10,348	218,651	37,379	10,398,787	10,665,165	124,303	10,789,468
See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

AL Marine is the 100% owner of Andrew Liu and Co., Ltd., a corporation principally engaged in the business of marine insurance brokerage in Asia.  AL Marine owns 60% of Chang An Consultants Ltd., a joint venture with China Changjiang National Shipping Corporation (“CSC Group”) that serves as a vehicle for the provision of marine insurance brokerage and other marine business services by AL Marine.  AL Marine owns 85% of EdushipAsia Ltd.  In 2005 and 2004, EdushipAsia Ltd was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) (“ICS”) to set up ICS’s first distant learning centre in Shanghai, PRC.  AL Marine owns 100% of AL Marine Holdings (Hong Kong) Limited (“ALM HK”), a corporation principally engaged in the investment holding.  ALM HK owns 100% of AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”), a corporation principally engaged in the investment holding.  ALM Shanghai, through an agency arrangement, owns 100% of Shanghai Heshili Broker Co. Limited (“SHB”), a corporation principally engaged in the business of general insurance brokerage in China.

ALCO, Inc. and AL Marine are hereafter referred to as the Company.

Under the current Chinese regulations, there are restrictions on the percentage interest foreign or foreign-invested companies may have in Chinese companies providing insurance brokerage services in China.  In addition, the operation by foreign or foreign-invested companies of insurance brokerage business in China is subject to government approval.  In order to comply with these restrictions and other Chinese rules and regulations, ALM Shanghai entered into an exclusive agreement with SHB.  Under the agreement, the Company provides all management and administration services and financial support to SHB for its operations.  SHB is prohibited from entering into any exclusive agreement without the Company’s prior approval.

SHB is 100% beneficially owned by a Chinese party.  An agency agreement is entered into between the Chinese party and ALM Shanghai.  Under this agreement, the Chinese party is holding the shares of SHB on behalf of ALM Shanghai.  The company does not have any direct ownership interest in SHB.

As a result of our contractual arrangements with SHB above, we bear the risks of, and enjoy the rewards associated with, and therefore are the primary beneficiary of our investments in SHB, and we have begun to consolidate its results of operations in our consolidated financial statements commencing in the fiscal year 2011.

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

According to the requirements of ASC 810, we have evaluated our relationships with SHB.  We have concluded that SHB is a VIE, and the Company is the primary beneficiary of the VIE.  Accordingly, we adopted the provisions of ASC 810 and consolidated SHB into our financial statements as of and for the year ended December 31, 2011.

The company’s VIE consolidated net assets were US$847,174 at December 31, 2011.

The consolidated financial statements have been prepared in accordance with US GAAP and the instructions to Form 10-K and Regulation S-K.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and 2010 for all periods presented have been made.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM No. 740, " Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  The Company's effective tax rate for December 31, 2011 and 2010 was 19.76% and 20.08%, respectively.  The Company did not provide any current or deferred income tax provision or benefit for any period presented to date because book income is substantially equal to taxable income, with only minor timing differences with regard to the depreciation of fixed assets.  Management has determined that any deferred tax asset or liability is inconsequential, and not material to the financial statements.

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2011 and 2010.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

Foreign currency transactions are those that required settlement in a currency other than HK$.  Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

The functional currency of SHB and ALM Shanghai is the Chinese Yuan (“CNY”).  The financial statements of SHB and ALM Shanghai are translated into United States dollars in accordance with FASB Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

US$0.15649:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year:

US$0.15443:CNY1 (for SHB from January to December 2011)

US$0.15638:CNY1 (for ALM Shanghai from August (company set up date) to December 2011)

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Note 3 – Cash

	December 31,	December 31,
Cash consist of the following:	2011	2010

Cash in hand	$6,163	$4,755
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	7,552,133	7,487,205
United Overseas Bank	5,915	5,773
Bank of China	55,034	4,176
Sun Hung Kei Financial	42	106
Bank of Shanghai	581,130	538,400
Industrial and Commercial Bank of China	4	516
Hui Shang Bank	3,536	10,941
	$8,203,957	$8,051,872

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

Note 4 – Commissions Receivable

	December 31,	December 31,
Commissions receivable consist of the following:	2011	2010

Commissions receivable	$620,353	$773,391
Less: allowances for doubtful accounts	220,411	564,548
	$399,942	$208,843

Note 5 – Fiduciary Assets

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary assets balance for December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010

Fiduciary asset	$1,075,578	$964,542

Note 6 – Due From Related Party

In February 2010, Fortune Ocean Ltd, a corporation owned by directors of the Company, sold the properties of Room 501, 502A and 502B of the Hong Kong Office to a third party.  In this connection, the Company ceased to rent the properties from Fortune Ocean Ltd starting in March 2010.  The amount of US$23,077 due from Fortune Ocean Ltd is the rental deposit and had been returned to the Company during the year of 2011.

Note 7 – Property, Plant and Equipment

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2011	2010

Furniture and fixtures	$186,792	$181,912
Office equipment	178,230	171,960
Leasehold improvements	203,831	196,221
Motor Vehicle	61,899	109,559
	630,752	659,652
Less: Accumulated depreciation	444,251	363,339
	$186,501	$296,313

Depreciation expense for 2011 and 2010 was $91,271 and $40,836 respectively.  Loss on disposal of fixed assets for the year ended December 31, 2011 and 2010 were $31,767 and $10,051 respectively.

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

An impairment analysis on the goodwill was completed at December 31st of each year with no impairment at December 31, 2011 and 2010. None of the goodwill is expected to be deductible for income tax purposes.  During the year ended December 31, 2011, certain assets and liabilities of SHB amounting to $40,728 were identified.  Thus, fair values of the assets, liabilities, and goodwill have been adjusted as follows:

	December 16, 2010 (As initially reported)	Measurement Period Adjustments	December 16, 2010 (As adjusted)
Property, plant and equipment	$76,717	$-	$76,717
Intangible asset	62,418	-	62,418
Cash in banks	557,645	-	557,645
Accounts receivable	38,619	36,851	75,470
Other receivable	-	12,661	12,661
Total identifiable assets	735,399	49,512	784,911

Current liabilities	132,210	8,784	140,994
Total liabilities assumed	132,210	8,784	140,994

Net identifiable assets acquired	603,189	40,728	643,917
Goodwill	249,034	(40,728)	208,306
Net assets acquired	852,223	-	852,223

The above estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the Acquisition Date.  Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the Acquisition Date.  The Company considers that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company has finalize the valuation and complete the purchase price allocation.

Intangible asset is in relation to the acquired customer list with a useful life of 3 years.  Amortization expense for the year ended December 31, 2011 of the intangible asset is $21,293. An impairment analysis on the customer list was completed at December 31st of each year with no impairment at December 31, 2011 and 2010.

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of SHB as if it had been consummated as of the beginning of the applicable period.  The unaudited pro forma information has been derived from the historical consolidated financial statement of the Company and of SHB.  The unaudited pro forma information is for illustrative purposes only.

	Year Ended December 31,
	2011	2010
Net Revenue	$6,592,274	$6,901,584

Net Income	$1,410,660	$1,574,388

Note 9 – Fair Value of Marketable Securities Investment and Investment Income

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at December 31, 2011 and 2010 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2011	December 31, 2010

Stocks	$261,854	$340,401	Level 1

Unrealized loss of $91,370 and $40,029 for the investments were recognized in the other comprehensive income for 2011 and 2010, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2011	2010

Dividend from the publicly traded equity securities	$13,240	$11,084

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

As at December 2011, the outstanding balance of the loan is as follows:

December 31,
2011

Loan amount	$3,000,000
Less: Repayment	(1,088,000)
Balance	$1,912,000

Note 11 – Due to Directors

	December 31,	December 31,
Due to directors consist of the following:	2011	2010

Andrew Liu Fu Kang	$40,487	$8,851
John Liu Shou Kang	697	145
	$41,184	$8,996

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

During the year ended December 31, 2011 and 2010, the Company recognized $99,873 and $58,613 respectively, of stock-based compensation expense.

Note 13 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2011	2010
Location	Landlord

HK Office Room 501 & 502A	Fortune Ocean Ltd	$-	$23,846
HK Office Room 502B	Fortune Ocean Ltd	-	7,692
Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	30,769	30,769
Director (Andrew) Quarter	First Pacific Development Ltd	20,000	20,000
		$50,769	$82,307

Note 14 – Income Taxes

The Company's effective tax rate for 2011 and 2010 was 19.76% and 20.08%, respectively.  The provisions for income taxes for 2011 and 2010 are summarized as follows:

Hong Kong only:	2011	2010

Current	$347,475	$399,272
Deferred	-	-
	$347,475	$399,272

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2011	2010

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	3.26%	3.58%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	19.76%	20.08%

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

Note 15 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2012	2013	2014 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$63,846	$-	$-	$63,846
Room 501 and 502, Bank of America Tower, Hong Kong (Hong Kong Office)	25,856	-	-	25,856
Room 505, Bank of America Tower, Hong Kong (Hong Kong Office)	21,200	-	-	21,200
25th Floor, Fortis Tower, Hong Kong (New Hong Kong Office)	245,386	312,615	468,923	1,026,924
Union Building, Shanghai, China (Shanghai Office)	16,675	-	-	16,675
Union Building, Shanghai, China (ALM Shanghai Office)	25,689	-	-	25,689
Union Building, Shanghai, China (SHB Office)	28,258	-	-	28,258
Sino Plaza, Fuzhou (Fuzhou Office)	12,148	-	-	12,148
	$439,058	$312,615	$468,923	$1,220,596

The Company has eight material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2010 with a minimum lease commitment of $63,846.

For the Hong Kong Office of Room 501 and 502, Bank of America Tower, Central, the initial term of the lease is two years beginning March 1, 2010 with a minimum lease commitment of $25,856.  This lease arrangement has no rent holiday but have a renewal option that, when the lease is ended in February 2012, the Company can renew the lease for two years (from March 1, 2012 to February 28, 2014) at the prevailing market rent.  For the Hong Kong Office of Room 505, Bank of America Tower, the initial term of the lease is two years beginning November 15, 2009 with a minimum lease commitment of $0.  This lease arrangement has a three-month rent free period from November 15, 2009 to February 14, 2010.  The lease was ended in 2011 and the Company had renewed the lease for two and half months with a minimum lease commitment of $21,200.  Because the Company is continuing growth and the existing properties are no longer to meet the Company’s need, the Hong Kong Office will move to a new property in March 2012.  The new property is located in Wanchai, Hong Kong with 6,350 sq. ft.  The leasess for the existing office located in Central mentioned as above were not renewed.

For the new property in Wanchai, the initial term of the lease is three years and five months beginning January 30, 2012 with a minimum lease commitment of $1,026,924.  This lease arrangement has a 50 days rent free period from January 30, 2012 to March 19, 2012.  When the lease is ended in June 2015, the Company can renew the lease for two years (from July 1, 2015 to June 30, 2017) at the prevailing market rent.

For the Shanghai Office, the initial term of the lease is one year beginning January 1, 2012 with a minimum lease commitment of $16,675.  For the Office of ALM Shanghai, the initial term of the lease is one year beginning January 1, 2012 with a minimum lease commitment of $25,689.  For the SHB Office, the initial term of the lease is one year beginning January 1, 2012 with a minimum lease commitment of $28,258.  All the lease arrangements mentioned above have no renewal option and rent holiday.

For the Fuzhou Office, the initial term of the lease is two years beginning August 1, 2010 with a minimum lease commitment of $12,148.  This lease arrangement has a one-month rent free period from August 1 to August 31, 2010.  In addition, the lease arrangement has no renewal option.

Note 16 – Noncontrolling Interest

On February 1, 2012, the Company subsidiary Chang An Consultants Ltd., declared dividends of approximately $321,795. The company has paid $128,718 to the noncontrolling shareholders.

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

Note 18 – Subsequent Event

On February 1, 2012, the Company subsidiary Chang An Consultants Ltd., declared dividends of $314,103. The company has paid $125,641 to the noncontrolling shareholders in February 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	50	President and Chairman of the Board	2005
John Liu Shou Kang	51	Director	2005
Colman Au Kwok Wai	46	Chief Financial Officer, Secretary	2008

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2009, 2010 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Andrew Liu, CEO	2009	$215,058	$48,974	--	--	--	--	$80,055 (2)	$344,087
	2010	$237,237	$108,149	$15,111 (1)	--	--	--	$74,877 (3)	$435,374
	2011	$258,667	$72,135	$25,905 (1)	--	--	--	$77,427 (4)	$434,134
Colman Au, CFO	2009	$102,692	$8,846	--	--	--	--	$1,538 (5)	$113,076
	2010	$114,244	$9,603	$4,121(1)	--	--	--	$1,538 (5)	$129,506
	2011	$122,269	$10,513	$7,065(1)	--	--	--	$1,538 (5)	$141,385

(1)

The figures reflect the shares of restricted stock of the Company granted under the 2010 Restricted Share Stock Compensation Plan.  The amounts represent the proportionate amount of the total fair value of restricted stock recognized by the Company as an expense in fiscal year 2010 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2010 and 2011 were determined in accordance with Statement of ASC No. 820 “Fair Value Measurements and Disclosures” (“ASC820”).

(2)

Includes expense reimbursement of $78,517 and Mandatory Provident Fund contributions of $1,538.

(3)

Includes expense reimbursement of $73,339 and Mandatory Provident Fund contributions of $1,538.

(4)

Includes expense reimbursement of $75,889 and Mandatory Provident Fund contributions of $1,538.

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2011.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	$330,802	25,905	--	--	--	$77,427	$434,134
John Liu	$219,868	25,905	--	--	--	$42,081 (1)	$287,854

(1)

Includes expense reimbursement of $40,543 and Mandatory Provident Fund contributions of $1,538.

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

Name	No. of shares	Percent of Class
Andrew Liu, President and Chairman (1) Flat 3, 24/F., Blk A, Viking Garden 42 Hing Fat Street, Hong Kong	6,253,168 (2)	60.54%
John Liu, Director (1) House No. 12, Carmel Hill, Stanley, Hong Kong	2,603,435 (3)	25.21%
Colman Au, Chief Financial Officer, Secretary (1) 25th Floor, Fortis Bank Tower, No. 77-79 Gloucester Road, Wanchai, Hong Kong	13,500 (4)	0.13%
All Officers and Directors as a group (3 in number)	8,870,103	85.88%

(1)

The person named is an officer, director, or both.

(2)

49,500 shares of restricted stock of the Company granted under the 2010 Restricted Share Stock Compensation Plan are included.

(3)

49,500 shares of restricted stock of the Company granted under the 2010 Restricted Share Stock Compensation Plan are included.

(4)

It represents 13,500 shares of restricted stock of the Company granted under the 2010 Restricted Share Stock Compensation Plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fee billed by MaloneBailey, LLP for audit of the Company’s annual financial statements was $57,200 for the fiscal year ended December 31, 2011 and $51,000 for the fiscal year ended December 31, 2010.  The aggregate fees billed by MaloneBailey, LLP for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q during 2011 were $12,600.

(2) MaloneBailey, LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2011.

Tax Fees

(3) The aggregate fees billed by MaloneBailey, LLP for tax compliance, tax advice and tax planning were $2,500 for the fiscal year ended December 31, 2010.  The aggregate fees for the fiscal year ended December 31, 2011 with $2,500 are accrued.

All Other Fees

(4) MaloneBailey, LLP did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2011.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

INS XBRL Instance Document.*

101

SCH XBRL Schema Document.*

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101

LAB XBRL Taxonomy Extension Label Linkbase Document.*

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date: March 30, 2012

By: /s/ John Liu, Director

Date: March 30, 2012

By: /s/ Colman Au, Chief Financial Officer

Date: March 30, 2012