Form 10-Q
period 2012-03-31
ALCO, INC.
filed 2012-05-11
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 11, 2012, there were 10,342,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2011.

ALCO, INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,926,577	$8,203,957
Commissions receivable, net	371,942	399,942
Enrollment fee receivable	4,670	7,380
Fiduciary asset	1,860,551	1,075,578
Loan receivable	1,912,000	1,912,000
Tax receivable	12,377	33,558
Total current assets	12,088,117	11,632,415

Property, plant and equipment, net	214,536	186,501
Goodwill	208,306	208,306
Intangible asset	38,051	43,153

Other non-current assets:
Deposits and prepayment	220,464	219,482
Marketable securities	307,697	261,854
Other receivable	93,550	119,984
Total other non-assets	621,711	601,320

Total Assets	$13,170,721	$12,671,695

LIABILITIES
Current Liabilities:
Trade accounts payable	$2,107,830	$1,054,919
Claim payable	38,673	20,744
Other payable	91,740	663,450
Accrued expenses	38,578	100,013
Due to directors	41,052	41,184
Deferred revenue	-	1,917
Total Current Liabilities	$2,317,873	$1,882,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;10,342,000 and 10,348,000 shares issued and outstanding	10,342	10,348
Additional Paid-in capital	241,894	218,651
Accumulated other comprehensive income	85,499	37,379
Retained earnings	10,475,551	10,398,787
Total ALCO, Inc. shareholders' equity	10,813,286	10,665,165
Noncontrolling interest	39,562	124,303
Total equity	10,852,848	10,789,468

Total Liabilities and Stockholders' Equity	$13,170,721	$12,671,695

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Quarter ended March 31,
Revenues	2012	2011
Commission income	$1,400,206	$1,522,352
Consulting income	13,933	42,839
Website advertising	1,917	1,917
Enrollment fee income	3,231	3,192
Total revenues	1,419,287	1,570,300

Operating Expenses
Salaries	715,911	547,787
Travel expenses	134,037	76,099
Rents	163,029	131,030
Bad debt expenses	9,834	(15,983)
Depreciation and amortization	95,461	22,301
Other general and administrative	167,464	215,903
Total operating expenses	1,285,736	977,137

Income from Operations	133,551	593,163

Other Income (Expense)
Interest income	995	810
Investment income	4,880	4,028
Other revenues	4,905	22,519
Loss on disposal of fixed asset	(5,450)	-
Total other income	5,330	27,357

Income Before Provision for Income Taxes	138,881	620,520
Provision for income taxes	21,218	123,769
Net Income	117,663	496,751
Less: Net income attributable to the noncontrolling interest	(40,899)	(27,557)
Net Income attributable to ALCO, Inc.	$76,764	$469,194

Comprehensive Income:
Net income	117,663	496,751
Other Comprehensive Income (loss)
Marketable securities	42,721	8,774
Foreign currency translation adjustments	5,399	4,779
Comprehensive Income	$165,783	$510,304
Less: comprehensive income attributable to non-controlling interest	(40,899)	(27,557)
Comprehensive Income attributable to ALCO. Inc.	124,884	482,747

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.01	$0.05

Weighted average shares outstanding	10,344,110	10,342,000

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$117,663	$496,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	9,834	(15,983)
Depreciation expense	90,017	17,068
Amortization expense	5,444	5,233
Stock-based compensation	23,238	25,120
Loss on disposal of fixed assets	5,450	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	18,150	15,886
(Increase)/Decrease in enrolment fee receivable	2,710	(1,209)
(Increase)/Decrease in deposit and prepayment	(968)	23,291
(Increase)/Decrease in fiduciary asset	(784,969)	(4,476,992)
(Increase)/Decrease in other receivable	23,395	(3,651)
Increase/(Decrease) in accounts payable	1,052,911	4,931,736
Increase/(Decrease) in claims payable	17,929	23,674
Increase/(Decrease) in other payable	(571,711)	(57,352)
Increase/(Decrease) in accrued expenses	(61,449)	(100,211)
Increase/(Decrease) in deferred revenue	(1,917)	(1,917)
Increase/(Decrease) in tax receivable	21,168	119,924
Net cash (used in) provided by operating activities	(33,105)	1,001,368

Investing Activities
Cash paid for purchase of fixed assets	(123,328)	(9,188)
Net cash used in investing activities	(123,328)	(9,188)

Financing Activities
Dividend paid to minority shareholders	(125,640)	(128,717)
Borrowings on related party debt	-	66,339
Principal payments on related party debt	(132)	(6,676)
Net cash used in financing activities	(125,772)	(69,054)

Net (decrease) / increase in cash and cash equivalent	(282,205)	923,126
Effect of exchange rate changes on cash and cash Equivalent	4,825	3,920
Cash and cash equivalent at beginning of period	8,203,957	8,051,872
Cash and cash equivalent at end of period	$7,926,577	$8,978,918

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$810
Income taxes paid	$(37)	$-

Non-Cash Transactions
Dividend received	$3,122	$2,644
Purchase price allocation adjustment	$-	40,729
Change in fair value for Available-for-sales securities	$(42,721)	$(8,774)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2011	10,342,000	$10,342	$118,784	$103,784	$9,110,581	$9,343,491	$130,567	$9,474,058
Restricted stock issued
Stock issued	25,500	26	(26)	-	-	-	-	-
Stock forfeited	(19,500)	(20)	20	-	-	-	-	-
Stock based compensation	-	-	99,873	-	-	99,873	-	99,873
Unrealized loss on marketable securities	-	-	-	(91,370)	-	(91,370)	-	(91,370)
Foreign currency translation adjustments	-	-	-	24,965	-	24,965	-	24,965
Net Income	-	-	-		1,288,206	1,288,206	122,454	1,410,660
Dividend paid	-	-	-	-	-	-	(128,718)	(128,718)

Balance, December 31, 2011	10,348,000	10,348	218,651	37,379	10,398,787	10,665,165	124,303	10,789,468

Restricted stock issued
Stock forfeited	(6,000)	(6)	6	-	-	-	-	-
Stock based compensation	-	-	23,237	-	-	23,237	-	23,237
Unrealized loss on marketable securities	-	-	-	42,721	-	42,721	-	42,721
Foreign currency translation adjustments	-	-	-	5,399	-	5,399	-	5,399
Net Income	-	-	-	-	76,764	76,764	40,899	117,663
Dividend paid	-	-	-	-	-	-	(125,640)	(125,640)

Balance, March 31, 2012 (Unaudited)	10,342,000	10,342	241,894	85,499	10,475,551	10,813,286	39,562	10,852,848

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Note 2 – Significant Accounting Policies

For significant accounting policies, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

Balance sheet items, as of period-end date: US$0.15770:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period:

US$0.15793:CNY1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the three months ended March 31, 2012.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Note 3 – Cash

	March 31,	December 31,
Cash consist of the following:	2012	2011

Cash in hand	$8,832	$6,163
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	7,259,880	7,552,133
United Overseas Bank	3,915	5,915
Bank of China	82,910	55,034
Sun Hung Kei Financial	32	42
Bank of Shanghai	570,977	581,130
Industrial and Commercial Bank of China	31	4
Hui Shang Bank	0	3,536
	$7,926,577	$8,203,957

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

Note 4 – Commissions Receivable

	March 31,	December 31,
Commissions receivable consist of the following:	2012	2011

Commissions receivable	$554,138	$620,353
Less: allowances for doubtful accounts	182,196	220,411
	$371,942	$399,942

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $1,860,551 and $1,075,578 at March 31, 2012 and December 31, 2011, respectively.

Note 6 – Property, Plant and Equipment

	March 31,	December 31,
Property, Plant and Equipment consists of the following:	2012	2011

Furniture and fixtures	$34,441	$186,792
Office equipment	175,305	178,230
Leasehold improvements	32,518	203,831
Motor Vehicle	65,434	61,899
	307,698	630,752
Less: Accumulated depreciation	93,162	444,251
	$214,536	$186,501

Depreciation expense for the three-month period ended March 31, 2012 and 2011 were $90,017 and $17,068 respectively.

Loss on disposal of fixed assets for the three-month period ended March 31, 2012 and 2011 were $5,450 and $0 respectively.

Note 7 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at March 31, 2012 and December 31, 2011:

Assets	Fair value		Fair value Hierarchy
	March 31, 2012	December 31, 2011

Stocks	$307,697	$261,854	Level 1

Unrealized gain of $42,721 and $8,774 for the investments were recognized in the other comprehensive income for the three months ended March 31, 2012 and 2011, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Period ended March 31,
Investment Income	2012	2011

Dividend from the publicly traded equity securities	$4,880	$4,028

Note 8 – Loan Receivable

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

As of March 2012, the outstanding balance of the loan is as follows:

	March 31,	December 31,
	2012	2011

Loan amount	$3,000,000	$3,000,000
Less: Repayment	(1,088,000)	(1,088,000)
Balance	$1,912,000	$1,912,000

Note 9 – Due to Directors

	March 31,	December 31,
Due to directors consist of the following:	2012	2011

Andrew Liu Fu Kang	40,487	40,487
John Liu Shou Kang	565	697
	$41,052	$41,184

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 10 – Stock-based Compensation

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

During the three months ended March 31, 2012 and 2011, the Company recognized $23,237 and $25,120 respectively, of stock-based compensation expense.

Note 11 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended March 31,
		2012	2011
Location	Landlord

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	7,692	7,692
Director (Andrew) Quarter	First Pacific Development Ltd	3,333	5,000
		$11,025	$12,692

Note 12 – Income Taxes

The Company's effective tax rate for the three months ended March 31, 2012 and 2011 was 15.28% and 19.95%, respectively.  The provisions for income taxes for the periods ended March 31, 2012 and 2011 are summarized as follows:

	Period ended March 31,
Hong Kong only:	2012	2011

Current	$21,218	$123,769
Deferred	-	-
	$21,218	$123,769

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Period ended March 31,
	2012	2011

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	-1.22%	3.45%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	15.28%	19.95%

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

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions re quiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 13 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	April 2012 – March 2013	April 2013 – March 2014	April 2014 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$31,923	$-	$-	$31,923
25th Floor, Fortis Tower, Hong Kong (New Hong Kong Office)	312,615	312,615	390,769	1,015,999
Union Building, Shanghai, China (Shanghai Office)	12,506	-	-	12,506
Union Building, Shanghai, China (ALM Shanghai Office)	19,267	-	-	19,267
Union Building, Shanghai, China (SHB Office)	21,193	-	-	21,193
Sino Plaza, Fuzhou (Fuzhou Office)	6,942	-	-	6,942
	$404,446	$312,615	$390,769	$1,107,830

The Company has seven material operating lease commitments for its facilities.  For details of the leases, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2011 filed with the SEC.

Note 14 – Noncontrolling Interest

On February 1, 2012, the Company subsidiary Chang An Consultants Ltd., declared dividends of approximately $314,103. The Company has paid $125,640 to the noncontrolling shareholders.

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

PLAN OF OPERATIONS

According to the plan of operations last year, the Company would enhance the credit control and marketing functions.  After reviewing the result of 2011, we can conclude that the plan is successful.  Regarding credit control, our enhancements are operated effectively as the receivable turnover ratio for Andrew Liu $ Company Limited (ALC) and Chang An Consultants Ltd (CAC) was improved from 7.84 in the full year of 2010 to 9.79 in 2011.  It means the average collection period for outstanding receivables dropped from 47 days in 2010 to 37 days in 2011.  Regarding the marketing function, more resources, including both additional personnel and IT applications, were allocated during 2011.  Consequently, positive results were noted as the number of customers increased 5% during 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

Revenue

Revenue for the three months ending March 31, 2012 was $1,419,287, as compared to $1,570,300 for the same period of 2011.  The decrease of $151,013 or approximately 10%, was mainly due to decreases of commission income and consulting income.  Commission income is based on a percentage of the premiums paid by the insured, and decreased by $122,146 or 8% when compared to last year.  2.5% of the decrease was contributed by Shanghai Heshili Broker Co Limited (SHB), while 5.5% was contributed by ALC and CAC.  Total commission income contributed by SHB was $68,029 for the three months ending March 31, 2012, which is approximately 4.9% of the total commission income of the group for the three months ending March 31, 2012.  If the contribution from SHB is excluded, commission income of the group for the same period of 2012 decreased by 78,170 or 5.5% as compared to the same period of 2011.  The decrease of commission income was mainly due to average commission earned per client decreased 8% even though the number of clients increased 3% during the period.

Consulting income for the three months period ended March 31, 2012 was $13,933 compared to $42,839 for the comparable period of 2011.  The decrease of $28,906 or approximately 67%, was mainly due to demand of the services decreased.  Enrollment fee for the three months period ended March 31, 2012 were $3,321 as compared to $3,192 for the same period of 2011.  The decrease was mainly due to the decrease of enrollment during the period.

Net income before tax and noncontrolling interest

Net income before tax and noncontrolling interest for the three months ending March 31, 2012 was $138,881 compared to $620,520 for the three months period ended March 31, 2011.  The decrease in pre-tax profit of 481,639, or approximately 78%, was mainly because the revenue decreased by 10% and operating expenses increased by 32% at the same time.  Causes for the revenue decrease were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income and expense decreased to $5,330 in 2012 from $27,357 in 2011.  The decrease was mainly due to decrease in other revenues and a loss was incurred on disposal of fixed asset for the old office space in Hong Kong.  Other revenue for the three months period ended March 31, 2012 was $4,905 compared to $22,519 for the comparable period of 2011.  The decrease of $17,614 or approximately 78% was mainly due to a one-time income which is not recurring in nature was received during last year.

Investment income increased 21% in 2012 as compared to 2011 mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Operating expenses

Operating expenses for the three months ending March 31, 2012 was $1,285,736, as compared to $977,137 for the three month period ended March 31, 2011.  The increase of $308,599 or approximately 32% was mainly due to increases in salary, travel expenses, rents, bad debt expenses, depreciation and amortization, partially offset by a decrease in other general and administrative expenses.

The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $168,124 or 31% for the three months ended March 31, 2012 as compared to last year.  The increase in salary expenses was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $57,938 or 76% for the three months ended March 31, 2012.  The increase was due to more business travels that are in relation to the business during the period of 2012 as compared with 2011.

■

Rent – Increased $31,999 or 24% for the three months ended March 31, 2012.  The increase was mainly due to increase in rental rate of the old office space, and the new office space was rented for the Hong Kong office.

■

Bad debt expenses – increased by $25,817 or 162% for the three months ended March 31, 2012 as compared to last year.  The increase was mainly due to an increase in the provision of doubtful debts during the period.

■

Depreciation and amortization – increased by $73,160 or 328% from $22,301 in 2011 to $95,461 in 2012.  The increase was due to the addition of fixed assets during the three months period of 2012.  In addition, because of the Hong Kong Office was moved to a new location in March 2012, beginning in November 2011, we began to amortize the net book value of the leasehold improvement of the old location over their its remaining life.  Consequently, additional depreciation was charged in 2012.  During the three months end March 31, 2012, depreciation for fixed assets was $90,017 while amortization charge for intangible asset was $5,444.

■

Other general & administrative expenses – decreased $48,439 or 22% for the three months ended March 31, 2012 as compared to last year.  In general, the decrease was due to the effort of expense control during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2012, cash used in operating activities totaled $33,105.  This was primarily due to net income during the period plus an increase in deposit and prepayment, fiduciary asset, accounts payable, claims payable and income tax receivable which was partially offset by a decrease in commission receivable, enrolment fee receivable, other receivable, other payable, accrued expenses and deferred revenue.

Net income after adjustments of non-cash activities for the three months ending March 31, 2012 decreased by $276,543 or 52% as compared to the same period of 2011, the changes in operating assets and liabilities for the three months ending March 31, 2012 decreased $757,930 or 160% as compared to the same period of 2011.  As a result, net cash provided by operating activities for the three months ended March 31, 2012 decreased by $1,034,473, or approximately 103%, as compared to last year.

For the three months ended March 31, 2012 and 2011, cash used in investing activities amounted to $123,328 and $9,188, respectively.  The fund was used for the purchase of fixed assets.

For the three months ended March 31, 2012, cash used in finance activities totaled $125,773.  The funds were used for the dividend payment to minority shareholders and payments on related party debt.  For the same period of 2011, net cash used by financing activities amounted to $69,054.  The funds were used for the repayment of obligation under finance leases, dividend payment to minority shareholders, and payments on related party debt which were partially offset by the borrowings on related party.

Assets and liabilities

For the three months ended March 31, 2012, the Group’s balance sheet reflects total assets of $13,170,721 and total liabilities of $2,317,873.  These items increased $499,026 (approximately 4%) and $435,646 (approximately 23%), respectively, when compared to the year ended December 31, 2011.  The increase of total assets was mainly due to an increase of fiduciary assets, property, plant and equipment, and deposits and prepayment, and market securities which was partially offset by a decrease of cash and cash equivalents, commission receivable, enrolment fee receivable, tax receivable, intangible asset, and other receivable.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable and claim payable which was partially offset by a decrease of other payable, accrued expenses, amount due to directors and deferred revenue.

As at March 31, 2012, commission receivable was $371,942 as compared to $399,942 as at December 31, 2011, while trade accounts payable was $2,107,830, as compared to December 31, 2011 balance of $1,054,919.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers and customers in relation to the period end.  In addition, because the commission income decreased, commission receivable as at March 31, 2012 decreased by $28,000 or 7% as compared to December 31, 2011 balance.  In addition, because certain payment advances made on behalf of customers were refunded, other receivable decreased by $26,434 or 22% as compared to the year end of 2011.  Furthermore, because certain fund received on behalf of customers had been paid during the period, the other payable decreased $571,710 or 86% as compared to the year end of 2011.  On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $17,929 or 86% as compared to the year end of 2011.

Accrued expenses of $38,578 as at March 31, 2012 reduced by $61,435 or approximately 61% from $100,013 as at December 31, 2011.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2011.  In addition, income tax receivable as at March 31, 2012 was $12,377.  It is in relation to the provision of income tax for the three months ending of 2012.

Because the interest rate is maintained at a very low level in the recent years, the Company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $307,697 and $261,854 as at March 31, 2012 and December 31, 2011 respectively.  The increase of $45,843 or approximately 18% was mainly due to the change of fair values between March 31, 2012 and December 31, 2011 and the addition of equity securities which were acquired during the period.

In August 2011, the Company made a secured loan of $3,000,000 to clients.  During 2011, $1,088,000 or about 36% was repaid. As at March 31, 2012, the balance of such loan was $1,912,000.

The Company has bank and cash equivalents of approximately $7,926,577 as at March 31, 2012.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of March 31, 2012, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $1,107,830.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are de signed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2010, we issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on June 1, 2010.  The restricted shares were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company. The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $310,860, of which $147,907 (19,500 shares with fair value of $30,615 was subsequently forfeited) and $23,353 were recognized as stock-based compensation expense in salaries and compensation expenses during the prior years and period ended March 31, 2012 respectively.  The balance will be recognized as stock-based compensation expenses in the coming year.

On June 1, 2011, the Company issued 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The plan was approved by the board of directors on June 1, 2011.  The shares were issued at a strike price of $2.79, which was equal to the fair value of the Company’s stock on June 1, 2011, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $71,145, of which $10,579 (6,000 shares with fair value of 16,740 was subsequently forfeited) and -$116 (6,000 shares with fair value of $16,740 was subsequently forfeited) were recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2011 and period ended March 31, 2012 respectively.  The balance will be recognized as stock-based compensation expenses in the coming two years.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 11, 2012

By: /s/ John Liu, Director

Date:  May 11, 2012

By: /s/ Colman Au, Chief Financial Officer

Date:  May 11, 2012