Form 10-Q
period 2012-06-30
ALCO, INC.
filed 2012-08-03
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ■  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes■  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   No ■

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 3, 2012, there were 10,342,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,150,917	$8,203,957
Commissions receivable, net	254,540	399,942
Enrollment fee receivable	4,911	7,380
Fiduciary asset	1,284,317	1,075,578
Loan receivable	1,912,000	1,912,000
Tax receivable	-	33,558
Total current assets	11,606,685	11,632,415

Property, plant and equipment, net	218,009	186,501
Goodwill	208,306	208,306
Intangible asset	32,545	43,153

Other non-current assets:
Deposits and prepayment	149,350	219,482
Marketable securities	312,650	261,854
Other receivable	96,365	119,984
Total other non-current assets	558,365	601,320

Total Assets	$12,623,910	$12,671,695

LIABILITIES
Current Liabilities:
Trade accounts payable	$1,316,742	$1,054,919
Claim payable	38,673	20,744
Other payable	143,274	663,450
Accrued expenses	58,882	100,013
Income tax payable	44,095	-
Due to directors	1,440	41,184
Deferred revenue	8,917	1,917
Total Current Liabilities	$1,612,023	$1,882,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;10,342,000 and 10,348,000 shares issued and outstanding	10,342	10,348
Additional Paid-in capital	254,908	218,651
Accumulated other comprehensive income	84,051	37,379
Retained earnings	10,596,900	10,398,787
Total ALCO, Inc. stockholders' equity	10,946,201	10,665,165
Noncontrolling interest	65,686	124,303
Total stockholders’ equity	11,011,887	10,789,468

Total Liabilities and Stockholders' Equity	$12,623,910	$12,671,695

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2012	2011	2012	2011
Commission income	$1,457,970	$1,714,464	$2,858,176	$3,236,816
Consulting income	-	24,613	13,933	67,452
Website advertising	5,083	5,083	7,000	7,000
Enrollment fee income	868	2,586	4,099	5,778
Total revenues	1,463,921	1,746,746	2,883,208	3,317,046

Operating Expenses
Salaries	647,290	641,898	1,363,201	1,189,685
Travel expenses	77,253	123,442	211,290	199,541
Rents	199,477	133,290	362,506	264,320
Bad debt expenses	5,008	55,315	14,842	39,332
Depreciation and amortization	18,441	22,388	113,902	44,689
Other general and administrative	326,370	224,997	493,834	440,900
Total operating expenses	1,273,839	1,201,330	2,559,575	2,178,467

Income from Operations	190,082	545,416	323,633	1,138,579

Other Income (Expense)
Interest income	1,043	973	2,038	1,783
Investment income	3,185	3,037	8,065	7,065
Other revenues	12,772	26,818	17,677	49,337
Loss on disposal of fixed asset	-	(28,571)	(5,450)	(28,571)
Total other income	17,000	2,257	22,330	29,614

Income Before Provision for Income Taxes	207,082	547,673	345,963	1,168,193
Provision for income taxes	59,609	93,997	80,827	217,766
Net Income	147,473	453,676	265,136	950,427
Less: Net income attributable to the noncontrolling interest	(26,124)	(25,571)	(67,023)	(53,128)
Net Income attributable to ALCO, Inc.	$121,349	$428,105	198,113	897,299

Comprehensive Income:
Net income	147,473	453,676	265,136	950,427
Other Comprehensive Income (loss)
Marketable securities	49	(20,403)	42,770	(11,629)
Foreign currency translation adjustments	(1,497)	10,503	3,902	15,282
Comprehensive Income	$146,025	$443,776	311,808	954,080
Less: comprehensive income attributable to non-controlling interest	(26,124)	(25,571)	(67,023)	(53,128)
Comprehensive Income attributable to ALCO. Inc.	119,901	418,205	244,785	900,952

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.01	$0.04	0.02	0.09

Weighted average shares outstanding	10,342,000	10,345,824	10,343,055	10,343,923

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$265,136	$950,427
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	14,842	39,332
Depreciation expense	103,043	34,158
Amortization expense	10,859	10,531
Stock-based compensation	36,251	46,538
Loss on disposal of fixed assets	5,450	28,571
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	130,560	(151,415)
(Increase)/Decrease in enrolment fee receivable	2,470	(1,580)
(Increase)/Decrease in deposit and prepayment	70,142	(50,322)
(Increase)/Decrease in fiduciary asset	(208,736)	(1,098,078)
(Increase)/Decrease in other receivable	15,655	(29,991)
Increase/(Decrease) in accounts payable	261,822	375,709
Increase/(Decrease) in claims payable	17,929	16,868
Increase/(Decrease) in other payable	(520,143)	(53,141)
Increase/(Decrease) in accrued expenses	(41,142)	(98,661)
Increase/(Decrease) in deferred revenue	7,000	7,000
Increase/(Decrease) in tax receivable	77,643	202,570
Net cash provided by operating activities	248,781	228,516

Investing Activities
Cash paid for purchase of fixed assets	(139,874)	(22,275)
Net cash used in investing activities	(139,874)	(22,275)

Financing Activities
Dividend paid to noncontrolling shareholders	(125,640)	(128,718)
Borrowings on related party debt	9,858	69,947
Principal payments on related party debt	(49,602)	(62,782)
Net cash used in financing activities	(165,384)	(121,553)

Net (decrease) / increase in cash and cash equivalent	(56,477)	84,688
Effect of exchange rate changes on cash and cash Equivalent	3,437	13,327
Cash and cash equivalent at beginning of period	8,203,957	8,051,872
Cash and cash equivalent at end of period	$8,150,917	$8,149,887

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$810
Income taxes paid	$(3,174)	$-

Non-Cash Transactions
Dividend received	$8,026	$6,692
Purchase price allocation adjustment	$-	$40,729
Change in fair value for Available-for-sales securities	$42,770	$11,629

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2011	10,342,000	$10,342	$118,784	$103,784	$9,110,581	$9,343,491	$130,567	$9,474,058
Restricted stock issued
Stock issued	25,500	26	(26)	-	-	-	-	-
Stock forfeited	(19,500)	(20)	20	-	-	-	-	-
Stock based compensation	-	-	99,873	-	-	99,873	-	99,873
Unrealized loss on marketable securities	-	-	-	(91,370)	-	(91,370)	-	(91,370)
Foreign currency translation adjustments	-	-	-	24,965	-	24,965	-	24,965
Net Income	-	-	-		1,288,206	1,288,206	122,454	1,410,660
Dividend paid	-	-	-	-	-	-	(128,718)	(128,718)

Balance, December 31, 2011	10,348,000	10,348	218,651	37,379	10,398,787	10,665,165	124,303	10,789,468

Restricted stock issued
Stock issued	13,500	14	(14)	-	-	-	-
Stock forfeited	(19,500)	(20)	20	-	-	-	-	-
Stock based compensation	-	-	36,251	-	-	36,251	-	36,251
Unrealized gain on marketable securities	-	-	-	42,770	-	42,770	-	42,770
Foreign currency translation adjustments	-	-	-	3,902	-	3,902	-	3,902
Net Income	-	-	-	-	198,113	198,113	67,023	265,136
Dividend paid	-	-	-	-	-	-	(125,640)	(125,640)

Balance, June 30, 2012 (Unaudited)	10,342,000	10,342	254,908	84,051	10,596,900	10,946,201	65,686	11,011,887

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during the first six months of 2012 and 2011.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.15736:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.15751:CNY1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the six months ended June 30, 2012.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Note 3 – Cash

	June 30,	December 31,
Cash consist of the following:	2012	2011

Cash in hand	$7,498	$6,163
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	7,375,484	7,552,133
United Overseas Bank	1,992	5,915
Bank of China	146,339	55,034
Sun Hung Kei Financial	136	42
Bank of Shanghai	619,465	581,130
Industrial and Commercial Bank of China	3	4
Hui Shang Bank	0	3,536
	$8,150,917	$8,203,957

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

Note 4 – Commissions Receivable

	June 30,	December 31,
Commissions receivable consist of the following:	2012	2011

Commissions receivable	$455,547	$620,353
Less: allowances for doubtful accounts	201,007	220,411
	$254,540	$399,942

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $1,284,317 and $1,075,578 at June 30, 2012 and December 31, 2011, respectively.

Note 6 – Property, Plant and Equipment

	June 30,	December 31,
Property, Plant and Equipment consists of the following:	2012	2011

Furniture and fixtures	$34,880	$186,792
Office equipment	188,373	178,230
Leasehold improvements	35,549	203,831
Motor Vehicle	65,383	61,899
	324,185	630,752
Less: Accumulated depreciation	106,176	444,251
	$218,009	$186,501

Depreciation expense for the six-month period ended June 30, 2012 and 2011 were $103,043 and $34,158 respectively.

Loss on disposal of fixed assets for the six-month period ended June 30, 2012 and 2011 were $5,450 and $28,571 respectively.

Note 7 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at June 30, 2012 and December 31, 2011:

Assets	Fair value		Fair value Hierarchy
	June 30, 2012	December 31, 2011

Stocks	$312,650	$261,854	Level 1

Unrealized gain of $42,770 and unrealized loss of $11,629 for the investments were recognized in the other comprehensive income for the six months ended June 30, 2012 and 2011, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Period ended June 30,
Investment Income	2012	2011

Dividend from the publicly traded equity securities	$8,065	$7,065

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

As of June 2012, the outstanding balance of the loan is as follows:

	June 30,	December 31,
	2012	2011

Loan amount	$3,000,000	$3,000,000
Less: Repayment	(1,088,000)	(1,088,000)
Balance	$1,912,000	$1,912,000

Note 9 – Due to Directors

	June 30,	December 31,
Due to directors consist of the following:	2012	2011

Andrew Liu Fu Kang	743	40,487
John Liu Shou Kang	697	697
	$1,440	$41,184

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

2012 restricted stock plan

On June 1, 2012, the board of directors approved and the Company granted an award of 13,500 shares of restricted stock to a key employee of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The aggregate value of this award was $22,275, as determined by multiplying the number of shares times the fair value of the Company’s stock on June 1, 2012, the date of the grant award.  The fair value is calculated based on the same approach mentioned above and the fair value of the Company’s stock on the date of the grant award is $1.65 per share. When determining the risk-free rate of this award, Hong Kong unsecured long term loan rate, 8.25%, in effect at the time of grant is used in the calculation.

During the six months ended June 30, 2012 and 2011, the Company recognized $36,251 and $46,539 respectively, of stock-based compensation expense.

Note 11 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended June 30,
		2012	2011
Location	Landlord

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	15,385	15,385
Director (Andrew) Quarter	First Pacific Development Ltd	3,333	10,000
		$18,718	$25,385

Note 12 – Income Taxes

The Company's effective tax rate for the six months ended June 30, 2012 and 2011 was 23.36% and 18.64%, respectively.  The provisions for income taxes for the periods ended June 30, 2012 and 2011 are summarized as follows:

	Period ended June 30,
Hong Kong only:	2012	2011

Current	$80,827	$217,766
Deferred	-	-
	$80,827	$217,766

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Period ended June 30,
	2012	2011

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	6.86%	2.14%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	23.36%	18.64%

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

Note 13 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	July 2012 – June 2013	July 2013 – June 2014	July 2014 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$-	$-	$-	$-
25th Floor, Fortis Tower, Hong Kong (New Hong Kong Office)	312,615	312,615	312,615	937,845
Union Building, Shanghai, China (Shanghai Office)	8,384	-	-	8,384
Union Building, Shanghai, China (ALM Shanghai Office)	12,916	-	-	12,916
Union Building, Shanghai, China (SHB Office)	14,208	-	-	14,208
Sino Plaza, Fuzhou (Fuzhou Office)	40,938	42,756	3,563	87,257
	$389,061	$355,371	$316,178	$1,060,610

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

Note 16 – Subsequent Events

On June 19, 2012, the company agreed to acquire 75% shares of an insurance broker in Asia.  Consideration of the acquisition is around $293,191 in cash and the total assets of the insurance broker are about $823,234.  The acquisition is subject to approval of the local government and relevant application is in progress.  Once the approval is obtained, the acquisition will be completed and the consideration will be fully settled in cash.  As of the report date, the approval is still pending.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2011 AND THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011

Revenue

Six-month end:

Revenue for the six months ending June 30, 2012 was $2,883,208, as compared to $3,317,046 for the same period of 2011.  The decrease of $433,838 or approximately 13% was mainly due to decreases of commission income, consulting income and enrollment fee income.  Commission income is based on a percentage of the premiums paid by the insured, and decreased by $378,640 or 12% when compared to last year.  Most of the decrease was contributed by ALC and CAC.  Total commission income contributed by SHB was $188,679 for the six months ending June 30, 2012, which is approximately 7% of the total commission income of the group for the same period.  If the contribution from SHB is excluded, commission income of the group for the same period of 2012 decreased by 351,956 or 12% as compared to the same period of 2011.  The decrease of commission income was mainly due to average commission earned per client decreased 7% and no. of clients decreased 5% during the period.

Consulting income for the six months period ended June 30, 2012 was $13,933 as compared to $67,452 for the comparable period of 2011.  The decrease of $53,519 or approximately 79% was mainly due to demand of the services decreased.  Enrollment fee for the three months period ended June 30, 2012 were $4,099 as compared to $5,778 for the same period of 2011.  The decrease was mainly due to the decrease of enrollment during the period.

Three-month end:

Revenues for the three months ending June 30, 2012 were $1,463,921, as compared to revenues of $1,746,746 for the three month ending June 30, 2011.  The decrease of $282,825, or approximately 16%, was mainly due to decreases of commission income, consulting income and enrollment fee income.  Commission income for the three month period ended June 30, 2012 was $1,457,970 as compared to $1,714,464 for the same period of 2011.  Same as the causes stated in the six months ending as the paragraph above, the decrease of $256,494 or approximately 15% was mainly due to the decreases of average commission earned per client and the no. of clients.  Consulting income for the three month period ended June 30, 2012 was $0 compared to $24,613 for the comparable period of 2011.  In addition, enrollment fee income for the three month period ended June 30, 2012 were $868 as compared to $2,586 for the same period of 2011.  Causes for the changes are same as the causes stated in the six months ending as the paragraph above.

Net income before tax and noncontrolling interest

Six-month end:

Net income before tax and noncontrolling interest for the six months ending June 30, 2012 was $345,963 compared to $1,168,193 for the six months period ended June 30, 2011.  The decrease in pre-tax profit of 822,230, or approximately 70%, was mainly because the revenue decreased by 13% and the operating expenses increased by 17% at the same time.  Causes for the revenue decrease were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income and expense decreased to $22,330 in 2012 from $29,614 in 2011.  The decrease of $7,284 was mainly due to decrease in other revenues which partially offset by the reduction in loss on disposal of fixed asset and the increase in investment income.  Other revenue for the six months period ended June 30, 2012 was $17,677 compared to $49,337 for the comparable period of 2011.  The decrease of $31,660 or approximately 64% was mainly due to a one-time income which is not recurring in nature was received during last year.

Investment income increased by 14% to $8,065 in 2012 as compared to $7,065 in 2011.  It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Three-month end:

Net income before tax and noncontrolling interest for the three months ending June 30, 2012 was $207,082 compared to $547,673 for the three month period ended June 30, 2011.  The decrease in pre-tax profit of $340,591 or approximately 62%, was mainly due to decrease in revenue decreased by 16% and the operating expenses increased by 6%.

Operating expenses

Operating expenses for the six months ending June 30, 2012 was $2,559,575, as compared to $2,178,467 for the same period of 2011.  The increase of $381,108 or approximately 17% was mainly due to increases in salary, travel expenses, rents, depreciation and amortization, other general and administrative expenses partially offset by a decrease in bad debt expenses.

Operating expenses for the three months ending June 30, 2012 was $1,273,839, as compared to $1,201,330 for the same period ended of 2011.  The increase of $72,509 or approximately 6% was mainly due to increases in salary, rents, other general and administrative expenses partially offset by a decrease in travel expenses, bad debt expenses and depreciation and amortization.

The reasons for the increases and decreases in the major items are as follows:

■

Salaries – increased $173,516 or 15% for the six months ended and $5,392 or 1% for the three months ended June 30, 2012 as compared to last year.  The increase was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $11,749 or 6% for the six months ended and decreased $46,189 or 37% for the three months ended June 30, 2012 as compared to last year.  The increase during the six months ended was due to more business travels that are in relation to the business during the period of 2012 as compared with 2011.  The decrease during the three months ended was because of the effort of expense control during the period.

■

Rent – increased $98,186 or 37% for the six months ended and $66,187 or 50% for the three months ended June 30, 2012 as compared to last year.  The increase was mainly due to increase in rental rate of the old office space, and the new office space was rented for the Hong Kong office.

■

Bad debt expenses – decreased by $24,490 or 62% for the six months ended and $50,307 or 91% for the three months ended June 30, 2012 as compared to last year.  The decrease was mainly due to the provision of doubtful debts during the period.

■

Depreciation and amortization – increased $69,213 or 155% for the six months ended and decreased $3,947 or 18% for the three months ended June 30, 2012 as compared to last year.  The increase was due to the addition of fixed assets during the six months period of 2012.  In addition, because of the Hong Kong Office was moved to a new location in March 2012, beginning in November 2011, we began to amortize the net book value of the leasehold improvement of the old location over their its remaining life.  Consequently, additional depreciation was charged in 2012.  During the six months ended June 30, 2012, depreciation for fixed assets was $103,043 while amortization charge for intangible asset was $10,859.

■

Other general & administrative expenses – increased $52,934 or 12% for the six months ended and increased $101,373 or 45% for the three months ended June 30, 2012 as compared to last year.    In general, the increase was due to the general price inflation in Hong Kong and China, increment of headcount causing office administrative expenses increased, and the upgraded phone system.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2012, cash provided by the operating activities totaled $248,781.  This was primarily due to net income during the period plus an increase in fiduciary asset, accounts payable, claims payable, deferred revenue and income tax payable / receivable which was partially offset by a decrease in commission receivable, enrollment fee receivable, deposit and prepayment, other receivable, other payable and accrued expenses.

Net income after adjustments of non-cash activities for the six months ending June 30, 2012 decreased by $673,976 or 61% as compared to the same period of 2011, the changes in operating assets and liabilities for the six months ending June 30, 2012 increased $694,241 or 79% as compared to the same period of 2011.  As a result, net cash provided by operating activities for the six months ended June 30, 2012 increased by $20,265 or approximately 9% as compared to last year.

For the six months ended June 30, 2012 and 2011, cash used in investing activities amounted to $139,874 and $22,275, respectively.  The fund was used for the purchase of fixed assets including the furniture & fixtures for the new office and the upgraded phone system.

For the six months ended June 30, 2012 and 2011, cash used in finance activities totaled $165,384 and  $121,553 respectively.  The funds were used for the dividend payment to noncontrolling shareholders, and payments on related party debt which were partially offset by the borrowings on related party.

Assets and liabilities

For the six months ended June 30, 2012, the Group’s balance sheet reflects total assets of $12,623,910 and total liabilities of $1,612,023.  These items decreased $47,785 or approximately 0.4% and $270,204 or approximately 14% respectively when compared to the year ended December 31, 2011.  The decrease of total assets was mainly due to a decrease of cash and cash equivalents, commissions receivable, enrollment fee receivable, tax receivable, intangible asset, deposits and prepayment, and other receivable which was partially offset by an increase of fiduciary asset, property, plant and equipment, and marketable securities.  In addition, the decrease of total liabilities was mainly due to a decrease of other payable, accrued expenses and amount due to directors which was partially offset by an increase of trade accounts payable and claim payable, income tax payable and deferred revenue.

As at June 30, 2012, commission receivable was $254,540 as compared to $399,942 as at December 31, 2011, while trade accounts payable was $1,316,742, as compared to December 31, 2011 balance of $1,054,919.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because the commission income and the average collection period decreased, commission receivable as at June 30, 2012 decreased by $145,402 or 36% as compared to December 31, 2011 balance.  In addition, because certain payment advances made on behalf of customers were refunded, other receivable decreased by $23,619 or 20% as compared to the year end of 2011.  Furthermore, because certain fund received on behalf of customers had been paid during the period, the other payable decreased $520,176 or 78% as compared to the year end of 2011.  On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $17,929 or 86% as compared to the year end of 2011.

Accrued expenses of $58,882 as at June 30, 2012 reduced by $41,131 or approximately 41% from $100,013 as at December 31, 2011.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2011.  In addition, income tax payable as at June 30, 2012 was $44,095.  It is in relation to the provision of income tax for the six months ending of 2012.

Because the interest rate is maintained at a very low level in the recent years, the Company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $312,650 and $261,854 as at June 30, 2012 and December 31, 2011 respectively.  The increase of $50,796 or approximately 19% was mainly due to the change of fair values between June 30, 2012 and December 31, 2010 and the addition of equity securities which were acquired during the period.

In August 2011, the Company made a secured loan of $3,000,000 to clients.  During 2011, $1,088,000 or about 36% was repaid. As at June 30, 2012, the balance of such loan was $1,912,000.

The Company has bank and cash equivalents of approximately $8,150,917 as at June 30, 2012.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of June 30, 2012, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $1,060,610.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2012, the Company issued 13,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The plan was approved by the board of directors on June 1, 2012.  The shares were issued at a strike price of $1.65, which was equal to the fair value of the Company’s stock on June 1, 2012, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $22,275, of which $619 was recognized as stock-based compensation expense in salaries and compensation expenses during the period ended June 30, 2012.  The balance will be recognized as stock-based compensation expenses in the coming three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 3, 2012

By: /s/ John Liu, Director

Date:  August 3, 2012

By: /s/ Colman Au, Chief Financial Officer

Date:  August 3, 2012