Form 10-Q
period 2012-09-30
ALCO, INC.
filed 2012-11-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November XX, 2012, there were 10,342,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$8,710,041	$8,203,957
Commissions receivable, net	285,514	399,942
Enrollment fee receivable	8,952	7,380
Fiduciary asset	3,084,311	1,075,578
Loan receivable	1,912,000	1,912,000
Tax receivable	-	33,558
Total Current Assets	14,000,818	11,632,415

Property, plant and equipment, net	233,921	186,501
Goodwill	208,306	208,306
Intangible asset	27,048	43,153

Other non-current assets:
Deposits and prepayment	153,050	219,482
Marketable securities	336,365	261,854
Other receivable	81,945	119,984
Total other non-assets	571,360	601,320

Total Assets	$15,041,453	$12,671,695

LIABILITIES
Current Liabilities:
Trade accounts payable	$3,214,173	$1,054,919
Claim payable	40,973	20,744
Other payable	94,084	663,450
Accrued expenses	66,068	100,013
Income tax payable	141,878	-
Due to directors	1,440	41,184
Deferred revenue	5,417	1,917
Total Current Liabilities	$3,564,033	$1,882,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized; 10,342,000 and 10,348,000 shares issued and outstanding	10,342	10,348
Additional paid-in capital	280,728	218,651
Accumulated other comprehensive income	102,780	37,379
Retained earnings	10,973,218	10,398,787
Total ALCO, Inc. shareholders' equity	11,367,068	10,665,165
Noncontrolling interest	110,352	124,303
Total equity	11,477,420	10,789,468

Total Liabilities and Stockholders' Equity	$15,041,453	$12,671,695

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2012	2011	2012	2011
Commission income	$1,560,559	$2,134,147	$4,418,735	$5,370,963
Consulting income	22,517	12,690	36,450	80,142
Website advertising	3,500	3,500	10,500	10,500
Enrollment fee income	3,851	1,693	7,950	7,471
Total revenues	1,590,427	2,152,030	4,473,635	5,469,076

Operating Expenses
Salaries	632,364	587,651	1,995,565	1,777,336
Travel expenses	117,645	178,140	328,935	377,681
Rents	130,479	126,697	492,985	391,017
Bad debt expenses	(1,504)	24,757	13,338	64,089
Depreciation and amortization	18,912	22,346	132,814	67,035
Other general and administrative	181,618	233,854	675,452	674,754
Total operating expenses	1,079,514	1,173,445	3,639,089	3,351,912

Income from Operations	510,913	978,585	834,546	2,117,164

Other Income (Expense)
Interest income	984	1,053	3,022	2,836
Investment income	3,207	3,064	11,272	10,129
Other revenues	3,740	6,765	21,417	56,102
Gain (loss) on disposal of fixed assets	(201)	15,188	(5,651)	(13,383)
Total other income	7,730	26,070	30,060	55,684

Income Before Provision for Income Taxes	518,643	1,004,655	864,606	2,172,848
Provision for income taxes	97,658	179,664	178,485	397,430
Net Income	420,985	824,991	686,121	1,775,418
Less: Net income attributable to the noncontrolling interest	(44,667)	(37,825)	(111,690)	(90,953)
Net Income attributable to ALCO, Inc.	$376,318	$787,166	$574,431	$1,684,465

Comprehensive Income:
Net income	420,985	824,991	686,121	1,775,418
Other Comprehensive Income (loss)
Marketable securities	20,515	(71,032)	63,285	(82,661)
Foreign currency translation adjustments	(1,786)	8,543	2,116	23,825
Comprehensive Income	$439,714	$762,502	$751,522	$1,716,582
Less: comprehensive income attributable to non-controlling interest	(44,667)	(37,825)	(111,690)	(90,953)
Comprehensive Income attributable to ALCO. Inc.	395,047	724,677	639,832	1,625,629

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.04	$0.08	$0.06	$0.16

Weighted average shares outstanding	10,342,000	10,348,065	10,342,701	10,345,319

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$686,121	$1,775,418
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	13,338	64,089
Depreciation expense	116,545	51,134
Amortization expense	16,269	15,901
Stock-based compensation	62,071	71,985
Loss on disposal of fixed assets	5,651	13,383
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	101,059	(402,432)
(Increase)/Decrease in enrolment fee receivable	(1,572)	(2,988)
(Increase)/Decrease in deposit and prepayment	66,437	(11,932)
(Increase)/Decrease in fiduciary asset	(2,008,731)	(1,852,344)
(Increase)/Decrease in other receivable	26,853	356,869
Increase/(Decrease) in accounts payable	2,159,253	1,228,890
Increase/(Decrease) in claims payable	20,229	37,441
Increase/(Decrease) in other payable	(569,373)	403,290
Increase/(Decrease) in accrued expenses	(33,952)	(99,996)
Increase/(Decrease) in deferred revenue	3,500	3,500
Increase/(Decrease) in income tax payable	175,430	381,924
Net cash provided by operating activities	839,128	2,034,132

Investing Activities
Loan made to third parties	-	(3,000,000)
Cash paid for purchase of fixed assets	(169,608)	(23,328)
Sales proceeds for disposal of fixed assets	-	15,377
Net cash used in investing activities	(169,608)	(3,007,951)

Financing Activities
Dividend paid to minority shareholders	(125,641)	(128,718)
Borrowings on related party debt	9,963	74,587
Principal payments on related party debt	(49,707)	(66,936)
Net cash used in financing activities	(165,385)	(121,067)

Net increase/ (decrease) in cash and cash equivalent	504,135	(1,094,886)
Effect of exchange rate changes on cash and cash equivalent	1,949	19,551
Cash and cash equivalents at beginning of period	8,203,957	8,051,872
Cash and cash equivalents at end of period	$8,710,041	$6,976,537

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$(2,836)
Income taxes paid	$3,049	$14,454

Non-Cash Transactions
Dividend received	$11,226	$9,745
Purchase price allocation adjustment	$-	40,729
Change in fair value for Available-for-sales securities	$63,285	$82,661

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2011	10,342,000	$10,342	$118,784	$103,784	$9,110,581	$9,343,491	$130,567	$9,474,058
Restricted stock issued
Stock issued	25,500	26	(26)	-	-	-	-	-
Stock forfeited	(19,500)	(20)	20	-	-	-	-	-
Stock based compensation	-	-	99,873	-	-	99,873	-	99,873
Unrealized loss on marketable securities	-	-	-	(91,370)	-	(91,370)	-	(91,370)
Foreign currency translation adjustments	-	-	-	24,965	-	24,965	-	24,965
Net income	-	-	-		1,288,206	1,288,206	122,454	1,410,660
Dividend paid	-	-	-	-	-	-	(128,718)	(128,718)

Balance, December 31, 2011	10,348,000	10,348	218,651	37,379	10,398,787	10,665,165	124,303	10,789,468

Restricted stock issued
Stock issued	13,500	14	(14)	-	-	-	-
Stock forfeited	(19,500)	(20)	20	-	-	-	-	-
Stock based compensation	-	-	62,071	-	-	62,071	-	62,071
Unrealized loss on marketable securities	-	-	-	63,285	-	63,285	-	63,285
Foreign currency translation adjustments	-	-	-	2,116	-	2,116	-	2,116
Net income	-	-	-	-	574,431	574,431	111,690	686,121
Dividend paid	-	-	-	-	-	-	(125,641)	(125,641)

Balance, September 30, 2012 (Unaudited)	10,342,000	10,342	280,728	102,780	10,973,218	11,367,068	110,352	11,477,420

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2012 and 2011.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.15694:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.15733:CNY1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the nine months ended September 30, 2012.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Note 3 – Cash

	September 30,	December 31,
Cash consist of the following:	2012	2011

Cash in hand	$8,519	$6,163
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	7,971,059	7,552,133
United Overseas Bank	7,761	5,915
Bank of China	169,329	55,034
Sun Hung Kei Financial	121	42
Bank of Shanghai	546,839	581,130
Industrial and Commercial Bank of China	3	4
Hui Shang Bank	0	3,536
Fixed deposit	6,410	-
	$8,710,041	$8,203,957

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit as shown as above.  On September 30, 2012, a bank guarantee of $5,540.81 was provided and the detail is described in “Note 15 – Commitments and Contingencies” as below.

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

Note 4 – Commissions Receivable

	September 30,	December 31,
Commissions receivable consist of the following:	2012	2011

Commissions receivable	$500,018	$620,353
Less: allowances for doubtful accounts	214,504	220,411
	$285,514	$399,942

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policy holder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $3,084,311 and $1,075,578 at September 30, 2012 and December 31, 2011, respectively.

Note 6 – Property, Plant and Equipment

	September 30,	December 31,
Property, Plant and Equipment consists of the following:	2012	2011

Furniture and fixtures	$36,531	$186,792
Office equipment	190,537	178,230
Leasehold improvements	35,549	203,831
Motor Vehicle	90,917	61,899
	353,534	630,752
Less: Accumulated depreciation	119,612	444,251
	$233,921	$186,501

Depreciation expense for the nine-month period ended September 30, 2012 and 2011 were $116,545 and $51,134 respectively.

Loss on disposal of fixed assets for the nine-month period ended September 30, 2012 and 2011 were $5,651 and $13,383 respectively.

Note 7 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at September 30, 2012 and December 31, 2011:

Assets	Fair value		Fair value Hierarchy
	September 30, 2012	December 31, 2011

Stocks	$336,365	$261,854	Level 1

Unrealized gain of $63,285 and unrealized loss of $82,661 for the investments were recognized in the other comprehensive income for the nine months ended September 30, 2012 and 2011, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Period ended September 30,
Investment Income	2012	2011

Dividend from the publicly traded equity securities	$11,272	$10,129

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

On August 4, 2012, ALC entered into a loan extension agreement with JMISCL and JXISCL.  Under the extension agreement, the payable due date is extended one year to August 4, 2013.  All terms and conditions of the loan agreement remain unchanged.

As of September 2012 and December 2011, the outstanding balance of the loan is as follows:

	September 30,	December 31,
	2012	2011

Loan amount	$3,000,000	$3,000,000
Less: Repayment	(1,088,000)	(1,088,000)
Balance	$1,912,000	$1,912,000

Note 9 – Due to Directors

	September 30,	December 31,
Due to directors consist of the following:	2012	2011

Andrew Liu Fu Kang	$743	$40,487
John Liu Shou Kang	697	697
	$1,440	$41,184

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

During the nine months ended September 30, 2012 and 2011, the Company recognized $62,071 and $71,985 respectively, of stock-based compensation expense.

Note 11 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended September 30,
Location	Landlord	2012	2011

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$23,077	$23,077
Director (Andrew) Quarter	First Pacific Development Ltd	3,333	15,000
		$26,410	$38,077

Note 12 – Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2012 and 2011 was 20.64% and 18.29%, respectively.  The provisions for income taxes for the periods ended September 30, 2012 and 2011 are summarized as follows:

	Period ended September 30,
Hong Kong only:	2012	2011

Current	$178,485	$397,430
Deferred	-	-
	$178,485	$397,430

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Period ended September 30,
	2012	2011

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	4.14%	1.79%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	20.64%	18.29%

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

Note 13 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	Oct 2012 – Sep 2013	Oct 2013 – Sep 2014	Oct 2014 and thereafter	Total

25th Floor, Fortis Tower, Hong Kong (New Hong Kong Office)	$312,615	$312,615	$234,462	$859,692
Union Building, Shanghai, China (Shanghai Office)	4,181	-	-	4,181
Union Building, Shanghai, China (ALM Shanghai Office)	6,441	-	-	6,441
Union Building, Shanghai, China (SHB Office)	7,085	-	-	7,085
Sino Plaza, Fuzhou (Fuzhou Office)	42,643	30,113	-	72,756
	$372,965	$342,728	$234,462	$950,155

The Company has five material operating lease commitments for its facilities as of September 30, 2012. For details of the leases, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2011 filed with the SEC.

Note 14 – Noncontrolling Interest

On February 1, 2012, the Company subsidiary Chang An Consultants Ltd., declared dividends of approximately $314,103. The Company has paid $125,641 to the noncontrolling shareholders.

Note 15 – Commitments and Contingencies

The Company provided a bank guarantee of US$5,540.81 in respect of an insurance policy to a client in August 2012.  The guarantee is callable upon the client’s defaults in payment of the deferred calls and supplementary calls under the insurance policy.

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

Note 16 – Subsequent Events

On October 1, 2012, the Company entered into an agreement to acquire 82% of the outstanding shares of an insurance broker in Asia for a cash consideration of Singapore Dollar 454,272 (approximately $370,800).  The net assets of the insurance broker totaled Singapore Dollar 382,062 (approximately $311,900) as of September 30, 2012.  The acquisition had been approved by the local government.  The acquisition was completed on November 5, 2012 and the consideration was fully settled in cash on November 6, 2012.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2011 AND THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

Nine-month end:

Revenue for the nine months ending September 30, 2012 was $4,473,635, as compared to $5,469,076 for the same period of 2011.  The decrease of $995,441 or approximately 18% was mainly due to decreases of commission income, consulting income and enrollment fee income.

Commission income is based on a percentage of the premiums paid by the insured, and decreased by $952,228 or 18% when compared to last year.  Most of the decrease was contributed by ALC.  Total commission income contributed by SHB was $262,481 for the nine months ending September 30, 2012, which is approximately 5.9% of the total commission income of the group for the same period.  If the contribution from SHB is excluded, commission income of the group for the same period of 2012 decreased by $850,096 or 17% as compared to the same period of 2011.  The decrease of commission income was mainly due to the fact that average commission earned per client decreased 4% and number of clients decreased 13% during the period.  Average commission earned per client decreased because the shipping market was difficult and some clients’ vessels were laid up.  Therefore, insurance premiums for these laid-up vessels were reduced.  Subsequently, commission income earned by the Company dropped at the same time. In addition, the main reason for the decrease of number of clients was that some clients sold their vessels as scrap because of the poor shipping market, giving rise to lowered demand for insurance.

Consulting income for the nine months period ended September 30, 2012 was $36,450 as compared to $80,142 for the comparable period of 2011.  The decrease of $43,692, or approximately 55%, was mainly due to decrease of demand of the services. In addition, one of the major clients set up their own in-house consulting team, contributing to the decrease in the demand of consulting service.  Enrollment fee for the nine months period ended September 30, 2012 were $7,950 as compared to $7,471 for the same period of 2011.

Three-month end:

Revenues for the three months ending September 30, 2012 were $1,590,427, as compared to revenues of $2,152,030 for the three month ending September 30, 2011.  The decrease of $561,603, or approximately 26%, was mainly due to decreases of commission income and enrollment fee income which is partially offset with an increase of consulting income.

Commission income for the three months period ended September 30, 2012 was $1,560,559 as compared to $2,134,147 for the same period of 2011.  Same as the causes stated in the nine months ending as the paragraph above, the decrease of $573,588 or approximately 27% was mainly due to the decreases of average commission earned per client and the number of clients.

Consulting income for the three months period ended September 30, 2012 was $22,517 compared to $12,690 for the comparable period of 2011.  The increase was due to an increase in the demand for services during the third quarter of 2012.  In addition, enrollment fee income for the three month period ended September 30, 2012 were $3,851 as compared to $1,693 for the same period of 2011.  Causes for the changes are same as the causes stated in the nine months ending as the paragraph above.

As mentioned in the above paragraph, decrease of revenue for the nine months period ended September 2012 was mainly due to the poor shipping market.  In order to improve this situation, the Company would continue to enhance its marketing functions, such as setting up new liaison office and hiring more talents in this field.  In addition, the Company acquired an insurance broker in Asia in November 2012 which would help improve the company’s revenue in the coming years.

Net income before tax and noncontrolling interest

Nine-month end:

Net income before tax and noncontrolling interest for the nine months ending September 30, 2012 was $864,606 compared to $2,172,848 for the nine months period ended September 30, 2011.  The decrease of 1,308,242, or approximately 60%, was mainly because the revenue decreased by 18% while the operating expenses increased by 8.6% during the period.  Causes for the revenue decrease were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income and expense decreased to $30,060 in 2012 from $55,684 in 2011.  The decrease of $25,624 was mainly due to decrease in other revenues which partially offset by the reduction in loss on disposal of fixed asset and the increase in interest income and investment income.  Other revenue for the nine months period ended September 30, 2012 was $21,417 compared to $56,102 for the comparable period of 2011.  The decrease of $34,685, or approximately 62%, was mainly due to the fact that a one-time income, which is not recurring in nature, was received during 2011.

Investment income increased by 11% to $11,272 in 2012 as compared to $10,129 in 2011.  It was mainly a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Three-month end:

Net income before tax and noncontrolling interest for the three months ending September 30, 2012 was $518,643 compared to $1,004,655 for the three months period ended September 30, 2011.  The decrease in pre-tax profit of $486,012, or approximately 48%, was mainly due to the fact that revenue decreased by 26% in 2012 as compared to the same period of 2011,  partially offset by an 8% decrease in operating expenses in 2012 as compared to 2011.

Operating expenses

Operating expenses for the nine months ending September 30, 2012 were $3,639,089, as compared to $3,351,912 for the same period of 2011.  The increase of $287,177 or approximately 8.6% was mainly due to increases in salary, rents, depreciation and amortization, partially offset by a decrease in travel expenses, bad debt expenses, and other general and administrative expenses.

Operating expenses for the three months ending September 30, 2012 were $1,079,514, as compared to $1,173,445 for the same period ended of 2011.  The decrease of $93,931 or approximately 8% was mainly due to decreases in travel expenses, bad debt expenses, depreciation and amortization, and other general and administrative expenses partially offset by an increase in salaries and rents.

The reasons for the increases and decreases in the major items of operating expense in 2012, as compared to the same period of 2011, are as follows:

■

Salaries – increased $218,229 or 12% for the nine months ended and $44,713 or 8% for the three months ended September 30, 2012 as compared to last year.  The increase was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – decreased $48,746 or 13% for the nine months ended and decreased $60,495 or 34% for the three months ended September 30, 2012 as compared to last year.  The decrease was because of the effort of expense control during the period.

■

Rent – increased $101,968 or 26% for the nine months ended and $3,782 or 3% for the three months ended September 30, 2012 as compared to last year.  The increase was mainly due to increase in rental rates of the old office spaces, and the fact that new office space was rented for the Hong Kong office.

■

Bad debt expenses – decreased by $50,751 or 79% for the nine months ended and $26,261 or 106% for the three months ended September 30, 2012 as compared to last year.  The decrease was mainly because the provision of doubtful debts dropped during the period.

■

Depreciation and amortization – increased $65,779 or 98% for the nine months ended and decreased $3,434 or 15% for the three months ended September 30, 2012 as compared to last year.  The increase was due to the addition of fixed assets during the nine months period of 2012.  In addition, because the Hong Kong Office was moved to a new location in March 2012, beginning in November 2011, we amortized the net book value of the leasehold improvement of the old location over their remaining life.  Consequently, additional depreciation was charged in 2012.  During the nine months ended September 30, 2012, depreciation for fixed assets was $116,545 while amortization charge for intangible asset was $16,269.

■

Other general & administrative expenses – decreased $698 or 0.1% for the nine months ended and $52,236 or 22% for the three months ended September 30, 2012 as compared to last year.  The decrease was due to the closure of SHB’s Hefei branch in last year and the effort of expense control.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2012, cash provided by the operating activities totaled $839,128.  This was primarily due to net income during the period plus an increase in enrollment fee, fiduciary asset, accounts payable, claims payable, deferred revenue and income tax payable which was partially offset by a decrease in commission receivable, deposit and prepayment, other receivable, other payable and accrued expenses.

Net income after adjustments of non-cash activities for the nine months ending September 30, 2012 decreased by $1,091,915 or 55% as compared to the same period of 2011, the changes in operating assets and liabilities for the nine months ending September 30, 2012 decreased $103,089 or 244% as compared to the same period of 2011.  As a result, net cash provided by operating activities for the nine months ended September 30, 2012 decreased by $1,195,004 or approximately 59% as compared to last year.

For the nine months ended September 30, 2012 and 2011, cash used in investing activities amounted to $169,608 and $3,007,951, respectively.  For 2012, the fund was used for the purchase of fixed assets including the furniture & fixtures for the new office and the upgraded phone system.  For 2011, the fund was mainly used for providing a loan to a third party and purchase of fixed assets.

For the nine months ended September 30, 2012 and 2011, cash used in finance activities totaled $165,385 and $121,067 respectively.  The funds were used for the dividend payment to minority shareholders, and payments on related party debt which were partially offset by the borrowings on related party.

Assets and liabilities

For the nine months ended September 30, 2012, the Group’s balance sheet reflects total assets of $15,041,453 and total liabilities of $3,564,033. These items increased $2,369,758 or approximately 18.7% and $1,681,806 or approximately 89% respectively when compared to the year ended December 31, 2011.  The increase of total assets was mainly due to an increase of cash and cash equivalents, enrollment fee receivable, fiduciary asset, property, plant and equipment, and marketable securities which was partially offset by a decrease of commissions receivable, tax receivable, intangible asset, deposits and prepayment, and other receivable.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, income tax payable, deferred revenue, which was partially offset by a decrease of other payable, accrued expenses and due to directors.

As at September 30, 2012, commission receivable was $285,514 as compared to $399,942 as at December 31, 2011, while trade accounts payable was $3,214,173, as compared to December 31, 2011 balance of $1,054,919.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because the commission income and the average collection period decreased, commission receivable as at September 30, 2012 decreased by $114,428 or 29% as compared to December 31, 2011 balance.  In addition, because certain payment advances made on behalf of customers were refunded, other receivable decreased by $38,039 or 32% as compared to the year end of 2011.  Furthermore, because certain fund received on behalf of customers had been paid during the period, the other payable decreased $569,366 or 86% as compared to the year end of 2011.  On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $20,229 or 98% as compared to the year end of 2011.

Accrued expenses of $66,068 as at September 30, 2012 reduced by $33,945 or approximately 34% from $100,013 as at December 31, 2011.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2011.  In addition, income tax payable as at September 30, 2012 was $141,878.  It is in relation to the provision of income tax for the nine months ending of 2012.

Because the interest rate is maintained at a very low level in the recent years, the Company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $336,365 and $261,854 as at September 30, 2012 and December 31, 2011 respectively.  The increase of $74,511 or approximately 28% was mainly due to the change of fair values between September 30, 2012 and December 31, 2011 and the addition of equity securities which were acquired during the period.

In August 2011, the Company made a secured loan of $3,000,000 to clients.  During 2011, $1,088,000 or about 36% was repaid.

As at September 30, 2012, the balance of such loan was $1,912,000.

The Company has bank and cash equivalents of approximately $8,710,041 as at September 30, 2012.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of September 30, 2012, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements and operating lease commitments of $950,155.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Not applicable.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 13, 2012

By: /s/ John Liu, Director

Date:  November 13, 2012

By: /s/ Colman Au, Chief Financial Officer

Date:  November 13, 2012