Form 10-K
period 2012-12-31
ALCO, INC.
filed 2013-03-28
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

 Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

 Yes      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

 Yes    No

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

 Yes   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  0

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 28, 2013, there were 10,348,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

4

PRINCIPAL PRODUCTS AND SERVICES

5

DESCRIPTION OF INDUSTRY

7

GOVERNMENT REGULATION

7

CUSTOMERS AND MARKETING

8

COMPETITION

8

EMPLOYEES

8

REPORTS TO SECURITY HOLDERS

8

ITEM 1A. RISK FACTORS

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

9

ITEM 2. PROPERTIES

9

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

10

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES10

ITEM 6. SELECTED FINANCIAL DATA

11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

15

ITEM 8. FINANCIAL STATEMENTS

15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

37

ITEM 9A(T). CONTROLS AND PROCEDURES

37

ITEM 9B. OTHER INFORMATION

38

PART III

38

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

38

ITEM 11. EXECUTIVE COMPENSATION

39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

42

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

42

PART IV

43

ITEM 15. EXHIBITS

43

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

AL Marine

AL Marine was incorporated under the laws of the British Virgin Islands on May 30, 2005 for the sole purpose of acting as a holding company for interests in several affiliated operating businesses.  On July 15, 2005, AL Marine acquired 100% of the outstanding shares of Andrew Liu & Company Limited (“ALC”), a Hong Kong corporation, 85% of the outstanding shares of EduShipAsia, Ltd. (“ESA”), a Hong Kong corporation, and 60% of the outstanding shares of Chang An Consultants Limited (“CAC”), a Hong Kong corporation.

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

On October 1, 2012, AL Marine acquired 82% of the outstanding shares of Kim Insurance Brokers Pte Limited (“KIM”), a Singapore corporation.

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

While ALC deals directly with most of its clients, it also engages a sub-broker, Jiangsu Oriental Navigators Insurance Brokers, in China.  The percentage of business of ALC generated by the sub-broker is approximately 1.3%.  ALC does not have any written agreements with this sub-broker, and the relationship with them could be terminated at any time without cause.  However, ALC could replace this sub-broker, if needed, so it would not suffer a material adverse effect if the relationship is terminated.

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

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas. As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, ESA is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP395 (approximately US$599), of which GBP330 (approximately US$500) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  ESA is responsible for paying the set up and maintenance for the center.

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2012, ESA had net assets of $(87,760) with a cash balance of $51,325, accounts receivable of $7,669, due to related parties of $127,421 and accounts payable of $17,495.

During the 2012 fiscal year, ESA received $6,611 from enrollment fees from this arrangement. It spent approximately $23,944 setting up and maintaining the learning center.

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

CAC has no formal agreement with the CSC Group.  In 2012, about 8.9% of ALCO’s revenue was generated from CAC.

SHB

AL Marine indirectly owns 100% of SHB through ALM Shanghai and a local Chinese.  SHB, which was incorporated in China in July 2005, is an insurance brokerage firm engaging in general insurance brokerage in relation to property, motor vehicle, liability & indemnity, health and accident, etc.  SHB primary operations are in China.

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

SHB became ALCO’s subsidiary on December 16, 2010. In 2012, approximately 6.3% of ALCO’s revenue was generated from SHB.

KIM

AL Marine owns 82% of KIM, which it acquired on October 1, 2012.  KIM was incorporated in Singapore in February 1989.  It is an insurance brokerage firm engaging in general insurance brokerage business for property, motor vehicle, liability & indemnity, health and accident, etc.  The primary operations of KIM are in Singapore.

Under Singapore government regulations, a person who acts as an insurance broker must be registered with the Monetary Authority of Singapore (“MAS”) starting 1999.  KIM was registered in July 2000 in accordance with the regulations. In order to maintain the registration, an insurance broker must meet minimum requirements in regard to paid-up capital, professional indemnity insurance, net asset value, insurance broking premium accounts, etc. These requirements are determined by the Singapore government.  If an insurance broker does not meet these standards, MAS can withdraw the insurance broker’s registration.

KIM became ALCO’s subsidiary on October 1, 2012.  In 2012, approximately 0.7% of ALCO’s revenue was generated from KIM.

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

ALCO’s subsidiary, KIM, must comply with the minimum requirements specified by the MAS under Section 35Y of the Insurance Act Chapter 142.  The minimum requirements specified by the rules include:

(a)

To maintain paid up share capital of an amount not less than Singapore dollar $300,000

(a)

To maintain a professional indemnity insurance policy in accordance with the minimum requirements specified by the MAS under Section 35Y of the Insurance Act

(a)

To maintain net asset value at all times not less than 50% of the minimum paid up share capital

(b)

To maintain client accounts in accordance with the requirements specified by the MAS under Regulation 7 of the Insurance (Intermediaries) Regulations

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

Historically, ALCO has had a customer retention rate around 72% in 2012. We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2012, ALCO had over 250 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-broker.

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

EMPLOYEES

At the time of this report, ALCO had 65 employees, including 47 in operations and 18 in supporting and administrative functions.  All employees are full time.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents a portion of its facilities from companies owned by the directors of ALCO and rents a portion of its facilities from third parties.  As of December 31, 2012, ALCO leased approximately 12,868 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Wanchai, Hong Kong	6,350 sq. ft	Headquarters

Shanghai, China	3,251 sq. ft	Offices
Fuzhou, China	1,243 sq. ft	Office
District 01, Singapore	2,024 sq. ft	Office

The Hong Kong office was leased from a third party since March 2010.  Starting from December 2007, additional flats at the existing building of the Hong Kong Office were leased from third parties for office expansion.  As the Company is continuing growth and the existing properties are no longer to meet the Company’s need, the Hong Kong Office moved to a new property in March 2012. The new property is located in Wanchai, Hong Kong with 6,350 sq. ft and is leased from a third party.  The leases for the old office located in Central were not renewed.

The Shanghai offices have been leased from a third party since December 2007. For expansion purpose, another flat in the same building is leased from another third party starting in December 2010.

The Fuzhou office is leased from a third party starting from October 2010.

The Singapore office is leased from a third party starting from December 2012.

ALCO’s current total monthly rental payment for the facilities mentioned as above is approximately US$44,298. We intend to renew these leases upon their expiration.

ITEM 3. LEGAL PROCEEDINGS

ALCO’s subsidiary, ALC, is subject to a legal proceeding that has not been resolved and that has arisen in the ordinary course of business.  On September 16, 2012, a shipowner named Eastshine Limited filed a civil claim against five parties, including ALC, in the Qingdao Maritime Court (“QMC”), in China, claiming losses suffered of CNY 9.9 million (approximately US$1.6 million) due to the allegedly wrongful arrest of a vessel named Tongli Yantai.  Although ALC had no direct relationship with the Plaintiff in the business for the vessel, ALC was the insurance broker of one of the parties named in the legal proceeding, and assisted in resolving the vessel arresting matter.  As a result, the Plaintiff has included ALC as one of the defendants in the legal action.

In the opinion of management, there is not a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies.  In addition, because the claims asserted in the legal proceeding are covered by an insurance policy up with a policy limit of HK$75 million (approximately US$9.6 million) any one claim and in the aggregate, ALC’s liability to the claim above is limited to HK$150,000 (approximately US$19,230) and this amount is fully provided in the book of 2012.  However, the outcome of this legal proceeding brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such as outcome to be remote, if the legal proceeding was resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Other than the legal proceeding mentioned as above, ALCO is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. None of ALCO’s directors, officers or affiliates, and no owner of record or owner of more than five percent (5%) of its securities, or any associate of any such directors, officer or security holder is a party adverse to ALCO or has a material interest adverse to it in reference to pending litigation.

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

As of December 31, 2012, ALCO had 10,342,000 shares of common stock issued and outstanding.  The shares are held by 37 stockholders of record.

On June 1, 2010, the Company issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on June 1, 2010.  The restricted shares were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company. The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $310,860, of which $89,294 (13,500 shares with fair value of $21,195 were subsequently forfeited) and $85,303 (6,000 shares with fair value of $9,420 were subsequently forfeited) were recognized as stock-based compensation expense in salaries and compensation expenses during the years ended December 31, 2011 and 2012 respectively.  The balance will be recognized as stock-based compensation expenses in the coming year.

On June 1, 2011, the Company issued 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The plan was approved by the board of directors on June 1, 2011.  The shares were issued at a strike price of $2.79, which was equal to the fair value of the Company’s stock on June 1, 2011, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $71,145, of which $10,579 (6,000 shares with fair value of 16,740 were subsequently forfeited) and -$1,744 (13,500 shares with fair value of 37,665 were subsequently forfeited) were recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2011 and 2012 respectively.  The balance will be recognized as stock-based compensation expenses in the coming years.

On June 1, 2012, the board of directors approved and the Company granted an award of 13,500 shares of restricted stock to a key employee of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The shares were issued at a strike price of $1.65, which was equal to the fair value of the Company’s stock on June 1, 2012, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $22,275, of which $4,331 was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2012.  The balance will be recognized as stock-based compensation expenses in the coming years.

ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

There are three major tasks in the plan of operations for 2012. The first one is enhancing the credit control and marketing functions, the second one is expanding the company’s insurance brokerage business, and the third one is enhancing the operations and supporting functions.  After reviewing the operation performance of last year, we can conclude that the plan is completed and successful.

For the credit control, management believes that the enhancements are operated effectively because the receivable turnover ratio for ALC and CAC was improved from 9.79 in the full year of 2011 to 20.53 in 2012, which means that the average collection period for outstanding receivables dropped from 37 days in 2011 to 18 days in 2012. Regarding the marketing function, more resources, including both additional personnel and IT applications, were allocated during 2012.  For the business expansion, the Company acquired an insurance brokerage firm in Singapore in October 2012, which will help the Company to enhance its customer base.  For the Company’s operations and supporting functions, we have upgraded our telephone system since March 2012.  The new system facilitates our customers to contact us in a more convenient way.

For the 2013 fiscal year, management believes it will be a difficult year because the shipping market is still poor.  Therefore, the Company plans to continue to enhance its marketing function, such as setting up a new liaison office and hiring more marketing representatives in this field.  In addition, for the newly acquired Singapore firm, we will intend to take steps designed to streamline its existing policies and procedures to increase its efficiency.  Furthermore, we intend to set up a marine insurance brokerage business and establish a new customer base in Singapore through this firm.  Furthermore, in order to cope with the difficult shipping market, the Company intends to continue to tighten control measures, such as budget controls, in order to monitor and reduce operating expenses.

Implementation of the plans of enhancing marketing function, employee hiring and setting up new business will depend on the market situation, associated risk factors and our internal resources.  There is no assurance that we will able to implement these plans within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2012 compared with 2011

Revenue: Revenue for 2012 was $6,006,543 as compared to $6,592,274 for 2011. The decrease of $585,731 or approximately 9% was mainly due to decreases of commission income from existing clients, consulting income and enrollment fee income.

Commission income is based on a percentage of the premiums paid by the insured, and decreased by $535,044 or 8% when compared to last year. The decrease mainly came from ALC and CAC and was mainly due to the fact that the number of clients decreased 14% even though average commission earned per client increased 7% during the year. Main reason for the decrease of number of clients was that the shipping market was difficult in 2012, some clients sold their vessels as scrap because of the poor shipping market, giving rise to lowered demand for insurance. In addition, average commission earned per client increased because of a rise in insurance premium was seen during the year. In 2012, total commission income contributed by ALC, CAC, SHB and KIM was 84%, 9%, 6% and 1% respectively.

Consulting income for 2012 decreased to $53,582 from $96,714 in 2011. The decrease of $43,132 or 45% was because demand for consulting services decreased. In addition, one of the major clients set up their own in-house consulting team, contributing to the decrease in the demand of consulting service. In addition, enrollment fee for 2012 was $6,611 as compared to $14,166 for 2011. The decrease was mainly due to the decreases of customer’s demand and enrollment.  In addition, website advertising for 2012 was $14,000. It was maintained at the same level with last year.

Net income before tax and noncontrolling interest: Income before tax and noncontrolling interest for 2012 was $728,675 compared to $1,758,135 for 2011. The decrease of $1,029,460, or approximately 59%, was mainly due to a decrease of revenue and an increase in operating expenses during the year.  The reasons for decreases in revenue are discussed above, while the increases of operating expense are discussed in the section below. Other income decreased to $43,245 in 2012 from $73,826 in 2011. The decrease was mainly due to the fact that the result of decreased commissions from business referral and other business services we provided to clients.  In addition, amount of the disposal of fixed assets in 2011 was high due to the fact that a branch of SHB was closed, and an idle vehicle of SHB was sold in 2011.  However, the Company had no such disposal in 2012.

Interest income increased 3% in 2012 as compared to 2011 primarily because of the appreciation of Chinese Yuan (“CNY”), gave rise to higher interest income from the cash which is deposited in CNY currency.  Investment income increased 10% in 2012 as compared to 2011 mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Operating expenses: Total operating expenses were $5,321,113 for 2012, as compared to $4,907,965 for 2011.  The increase of $413,148 or 8% was mainly due to increases in salaries, rents, depreciation and amortization and other general and administrative expenses, which were partially offset by a decrease in travel and bad debt expenses during the year. The reasons for the changes in the major items are as follows:

•

Salaries – increased by $385,120 or 15% from $2,629,036 in 2011 to $3,014,156 in 2012.  The increase was mainly due to increases in headcounts and pay rates during the year of 2012.  In addition, pursuant to the Restricted Share Stock Compensation Plan which was implemented in June 2010, $87,890 was recognized as stock-based compensation expense in salaries during the year ended December 31, 2012.  The amount of stock based compensation decreased $11,983, or approximately 12%, as compared to 2011 because certain restricted share stocks were forfeited from the employees resigned during the year.

•

Travel expenses – decreased by $95,513 or 18% from $537,960 in 2011 to $442,447 in 2012. The decrease was mainly because of the effort of expense control during the year.

•

Rents – increased by $113,804 or 22% from $525,292 in 2011 to $639,096 in 2012. The increase was mainly due to increase in rental rates of the old office spaces, and the fact that new office space was rented for the Hong Kong office.

•

Bad debt (recovery) expenses – decreased by $182,561 or 103% from $177,348 in 2011 to ($5,213) in 2012. The decrease was mainly because the provision of doubtful debts dropped during the year, as such, there was an adjustment of over-provision for prior years.

•

Depreciation and amortization – increased by $50,308 or 45% from $112,564 in 2011 to $162,872 in 2012.  The increase was due to the addition of fixed assets during the whole year of 2012.  In addition, because the Hong Kong Office was moved to a new location in March, 2012, beginning in November 2011, we amortized the net book value of the leasehold improvement of the old location over its reduced remaining life.  Consequently, additional depreciation was charged in 2012. In addition, amortization for intangible asset acquired from KIM was charged starting in October 2012. During the year ended December 31, 2012, depreciation for fixed assets was $138,119 while amortization charge for intangible asset was $24,753.

•

Other general & administrative expenses – increased $141,990 or 15% for 2012 as compared to last year.  In general, the increase was due to the general price inflation, increases in headcount which caused office administrative expenses and staff medicals expenses to increase. Another reason is that additional telecommunication expense was incurred for the Company’s new telephone system, and the operation expenses of KIM started to consolidate into the Company during the year.  Furthermore, the Company incurred the provision of legal cost of $19,230 for the legal proceeding, which is discussed in Part I, Item 3 and Part II, Item 8 of this Form 10-K, was made in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For 2012, cash provided by operating activities totaled $401,079 compared to $2,150,508 for 2011. The receipt of funds was primarily due to net income for the year plus increases in enrollment fee receivable, deposit and prepayment, fiduciary asset, income tax receivable, accounts payable, claims payable, and accrued expenses which was partially offset by a decrease in commission receivable, other receivables, due to directors and other payable.

For 2012, cash used in investing activities amounted to $344,174 compared to $1,923,170 for 2011. The funds were used for the acquisition of KIM and purchases of fixed assets.

Cash used in financing activities in 2012 amounted to $165,376, compared to $96,531 for 2011.  The funds were used for the repayment of amount due to directors and payment of dividend declared to non-controlling shareholders.

Assets and liabilities

As of December 31, 2012, the Company’s balance sheet reflects total current assets of $12,164,668, which increased by $532,253 (or 5%) as compared to $11,632,415 as of December 31, 2011.  Total current liabilities as of December 31, 2012 were $1,960,988, which increased by $78,761 or 4% as compared to $1,882,227 as of December 31, 2011.  The increase of total current assets was mainly due to increases of enrollment fee receivable, fiduciary asset and tax receivable which were partially offset by a decrease of cash and cash equivalents, commission receivable and other receivable. The increase of total current liabilities was mainly due to increases of trade accounts payable, claims payable and accrued expenses, partially offset by a decrease of other payable and due to directors. Non-current deferred tax liability of $19,270 was recognized.

As of December 31, 2012, commission receivable was $207,094 as compared to $399,942 in 2011, while trade accounts payable and other payable were $1,577,668 and $131,363 respectively, as compared to December 31, 2011 balances of $1,054,919 and $663,450. Each of these changes was due to the timing of commissions received from customers and making payments to insurers at the year end.  In addition, because the commission income and the average collection period decreased, commission receivable as at December 31, 2012 decreased by $192,848 or 48% as compared to December 31, 2011 balance. In addition, because certain payment advances made on behalf of customers were refunded, other receivable decreased by $32,099 or 27% as compared to the year end of 2011.  Furthermore, because certain fund received on behalf of customers had been paid during the period, the other payable decreased $532,087 or 80% as compared to the year end of 2011. On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $20,229 or 98% as compared to 2011.

Furthermore, because the provision of legal cost for the legal proceeding was made, and certain operating expenses such as accrued travelling expenses, which were higher than last year, were accrued in 2012, accrued expenses for 2012 increased by $107,606 or 108% as compared to last year.  As of December 31, 2012, there was $1,917 of deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.

In addition, the Company provided a deferred tax liability of $19,270 in 2012.  Such liability is primarily attributable to the different methods used in the calculation of depreciation of property, plant and equipment for financial reporting purpose and for income tax purpose.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose. As of December 31, 2012, the market value of the equity securities was $382,110, which represents an increase of $120,256 or approximately 46% as compared to the market value of $261,854 for the last year.  The increase of $120,256 or 46% was mainly due to the change of fair values between December 31, 2012 and December 31, 2011, and the addition of equity securities which were acquired during the year.

Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of December 31, 2012, the carrying value of customer lists was $55,720 and the carrying value of goodwill was $288,171.

The Company has bank and cash equivalents of approximately $8,101,875 as at December 31, 2012.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of December 31, 2012, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $1,459,638.

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

In accordance with ASC 810, the Company consolidates variable interest entities (VIE’s) for which it is the primary beneficiary.  The company has evaluated the provisions of ASC 810 and determined that it applies to its interest in China.

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

Currency

ALCO’s main subsidiaries, ALC, CAC and ESA use the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during the period between 2002 and 2012.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC, CAC and ESA were translated at year-end exchange rates.  Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

The functional currency of SHB and ALM Shanghai is the Chinese Yuan (“CNY”) while KIM is the Singapore Dollar (“SGD”).  The financial statements of SHB, ALM Shanghai and KIM are translated into United States dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At December 31, 2012, the cumulative translation adjustment of $7,430 was classified as an item of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet.  For the year ended December 31, 2012, accumulated other comprehensive income was $147,361.

The exchange rates used to translate amounts in CNY and SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.15772:CNY1 and US$0.81227:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.15751:CNY1 and US$0.79845:SGD1

Revenue Recognition

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2012

INDEX

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

18

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2012 AND 201119

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

20

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ALCO, Inc.

Hong Kong

We have audited the accompanying consolidated balance sheets of ALCO, Inc. and its subsidiaries (collectively, the “Company”)  as of December 31, 2012 and 2011 and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 28, 2013

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011

ASSETS	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$8,101,875	$8,203,957
Commissions receivable, net	207,094	399,942
Enrollment fee receivable	7,669	7,380
Fiduciary asset	1,750,712	1,075,578
Loan receivable	1,912,000	1,912,000
Tax receivable	185,318	33,558
Total current assets	12,164,668	11,632,415

Property, plant and equipment, net	224,685	186,501
Goodwill	288,171	208,306
Intangible asset	55,720	43,153
Other non-current assets:
Deposits and prepayment	240,050	219,482
Marketable securities	382,110	261,854
Other receivable	87,885	119,984
Total other non-current assets	710,045	601,320
Total Assets	$13,443,289	$12,671,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,577,668	$1,054,919
Claim payable	40,973	20,744
Other payable	131,363	663,450
Accrued expenses	207,619	100,013
Due to directors	1,448	41,184
Deferred revenue	1,917	1,917
Total Current Liabilities	$1,960,988	$1,882,227
Non-current Liabilities
Deferred tax liabilities	$19,270	$-
Total Non-current Liabilities	$19,270	$-

Total Liabilities	$1,980,258	$1,882,227
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,342,000 shares issued and outstanding at December 31, 2012 and 10,348,000 shares issued and outstanding at December 31, 2011	10,342	10,348
Additional paid-in capital	306,547	218,651
Accumulated other comprehensive income	147,361	37,379
Retained earnings	10,797,202	10,398,787
Total ALCO, Inc. shareholders' equity	11,261,452	10,665,165
Noncontrolling interest	201,579	124,303
Total equity	11,463,031	10,789,468
Total Liabilities and Stockholders’ Equity	$13,443,289	$12,671,695
See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31,
Revenues	2012	2011
Commission income	$5,932,350	$6,467,394
Consulting income	53,582	96,714
Website advertising	14,000	14,000
Enrollment fee income	6,611	14,166
Total revenues	6,006,543	6,592,274

Operating Expenses
Salaries	3,014,156	2,629,036
Travel expenses	442,447	537,960
Rents	639,096	525,292
Bad debt (recovery) / expenses	(5,213)	177,348
Depreciation and amortization	162,872	112,564
Other general and administrative	1,067,755	925,765
Total operating expenses	5,321,113	4,907,965

Income from Operations	685,430	1,684,309

Other Income (Expense)
Interest income	4,259	4,121
Investment income	14,520	13,240
Other revenues	30,329	88,232
Loss on disposal of fixed assets	(5,863)	(31,767)
Total other income	43,245	73,826

Income Before Provision for Income Taxes	728,675	1,758,135
Provision for income taxes	190,609	347,475
Net Income	538,066	1,410,660
Less: Net income attributable to the non-controlling interest	(139,651)	(122,454)
Net Income Attributable to ALCO, Inc.	$398,415	$1,288,206

Comprehensive Income:
Net income	538,066	1,410,660
Other Comprehensive Income (Loss)
Marketable securities	102,552	(91,370)
Foreign currency translation adjustments	7,430	24,965
Comprehensive Income	$648,048	$1,344,255
Less: comprehensive income attributable to non-controlling interest	(139,651)	(122,454)
Comprehensive Income Attributable to ALCO. Inc.	508,397	1,221,801

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.04	$0.12

Weighted average shares outstanding	10,342,525	10,345,995

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31,
	2012	2011
Operating Activities
Net income	$538,066	$1,410,660
Adjustments to reconcile net income to net cash:
Bad debt (recovery) expense	(5,213)	177,348
Depreciation expense	138,119	91,271
Amortization expense	24,753	21,293
Stock-based compensation	87,890	99,873
Loss on disposal of fixed assets	5,863	31,767
Deferred income taxes	19,270	-
Stock dividend received	(14,520)	(13,240)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	195,141	(171,584)
(Increase)/Decrease in enrollment fee receivable	(289)	(6,571)
(Increase)/Decrease in deposit and prepayment	(6,213)	(75,196)
(Increase)/Decrease in fiduciary asset	(516,156)	(111,024)
(Increase)/Decrease in other receivable	37,047	267,183
Increase/(Decrease) in accounts payable	471,204	175,833
Increase/(Decrease) in claims payable	20,229	1,098
Increase/(Decrease) in other payable	(532,683)	421,814
Increase/(Decrease) in accrued expenses	98,122	(64,779)
Increase/(Decrease) in due from related parties	-	23,077
Increase/(Decrease) in income tax payable / receivable	(159,551)	(128,315)
Net cash provided by operating activities	401,079	2,150,508
Investing Activities
Loan made to third parties	-	(1,912,000)
Cash paid for acquisition of subsidiary, net of cash received	(170,937)	-
Cash paid for purchase of fixed assets	(173,332)	(26,613)
Sale proceed from disposal of fixed assets	95	15,443
Net cash used in investing activities	(344,174)	(1,923,170)
Financing Activities
Dividend paid to minority shareholders	(125,640)	(128,718)
Borrowings on related party debt	10,307	106,820
Principal payments on related party debt	(50,043)	(74,633)
Net cash used in financing activities	(165,376)	(96,531)
(Decrease) / increase in cash	(108,471)	130,807
Effect of exchange rate changes on cash	6,389	21,278
Cash at beginning of the year	8,203,957	8,051,872
Cash at end of the year	$8,101,875	$8,203,957
Supplemental Disclosures of Cash Flow Information:
Cash paid / (received) during year for:
Interest	$-	$-
Income taxes paid	$342,369	$475,560
Non-Cash Transactions
Restricted shares (forfeited) / issued	$(6)	$6
Purchase price allocation adjustment	$-	40,728
Change in fair value for Available-for-sales securities	$102,552	$91,370
See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares		Par Value
Balance, January 1, 2011		$		$118,784	$103,784	$9,110,581	$9,343,491	$130,567	$9,474,058

Restricted Shares issued to
Stock issued	25,500		26	(26)			-		-
Stock forfeited	(19,500)		(20)	20			-		-
Stock-based compensation				99,873			99,873		99,873

Unrealized loss on marketable securities					(91,370)		(91,370)		(91,370)
Foreign currency translation adjustments					24,965		24,965		24,965
Net Income						1,288,206	1,288,206	122,454	1,410,660
Dividend paid								(128,718)	(128,718)

Balance, December 31, 2011	10,348,000		10,348	218,651	37,379	10,398,787	10,665,165	124,303	10,789,468

Restricted Shares issued to
Stock issued	13,500		14	(14)			-		-
Stock forfeited	(19,500)		(20)	20			-		-
Stock based compensation				87,890			87,890		87,890

Unrealized gain on marketable securities					102,552		102,552		102,552
Foreign currency translation adjustments					7,430		7,430		7,430
Acquisition of non-controlling interest								63,265	63,265
Net Income						398,415	398,415	139,651	538,066
Dividend paid								(125,640)	(125,640)

Balance, December 31, 2012	10,342,000		10,342	306,547	147,361	10,797,202	11,261,452	201,579	11,463,031

See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

AL Marine is the 100% owner of Andrew Liu and Co., Ltd., a corporation principally engaged in the business of marine insurance brokerage in Asia.  AL Marine owns 60% of Chang An Consultants Ltd., a joint venture with China Changjiang National Shipping Corporation (“CSC Group”) that serves as a vehicle for the provision of marine insurance brokerage and other marine business services by AL Marine.  AL Marine owns 85% of EdushipAsia Ltd.  In 2005 and 2004, EdushipAsia Ltd was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) (“ICS”) to set up ICS’s first distant learning centre in Shanghai, PRC.  AL Marine owns 100% of AL Marine Holdings (Hong Kong) Limited (“ALM HK”), a corporation principally engaged in the investment holding.  ALM HK owns 100% of AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”), a corporation principally engaged in the investment holding.  ALM Shanghai, through an agency arrangement, owns 100% of Shanghai Heshili Broker Co. Limited (“SHB”), a corporation principally engaged in the business of general insurance brokerage in China.  AL Marine owns 82% of Kim Insurance Brokers Pte Ltd (“KIM”), a corporation principally engaged in the business of general insurance brokerage in Singapore.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries and other entity which require consolidation.  Inter-company transactions have been eliminated in consolidation.

In accordance with ASC 810, the Company consolidates variable interest entities (“VIEs”) for which it is the primary beneficiary.  The company has evaluated the provisions of ASC 810 and determined that it applies to its interest in China.

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

According to the requirements of ASC 810, we have evaluated our relationships with SHB.  We have concluded that SHB is a VIE, and the Company is the primary beneficiary of the VIE.  Accordingly, we adopted the provisions of ASC 810 and consolidated SHB into our financial statements as of and for the year ended December 31, 2012.

The company’s VIE consolidated net assets were US$822,990 at December 31, 2012.

The consolidated financial statements have been prepared in accordance with US GAAP and the instructions to Form 10-K and Regulation S-K.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2012 and 2011 for all periods presented have been made.

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

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  In accordance with FASB Accounting Standards Codification TM No. 740, “Income Taxes”, these deferred taxes are measured by applying currently enacted tax laws.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income (losses) in the years in which those temporary differences are expected to be realized or settled.

Fair Value of Measurements

The Company adopted Statement of ASC 820, “Fair Value Measurements and Disclosures,” effective January 1, 2008.  The provisions of ASC 820 are to be applied prospectively.

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

In 2012, the Company adopted ASU 2011-08 "Intangibles-Goodwill and Other", which amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. In the qualitative assessment, the Company followed the steps specified in ASC 350-20-35-3C to evaluate the fair values of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill.  The assessment indicated no impairment of goodwill. Through the review completed in 2012, the Company concluded that there were no events or circumstances that triggered impairment, and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year.

Related Party Transactions

The Company rented an quarter in Hong Kong from a company owned by directors of the Company, and an quarter in Shanghai from a director of the Company.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.15772:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.15751:CNY1

The functional currency of KIM is the Singapore Dollar (“SGD”).  The financial statements of KIM are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.81227:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.79845:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive shares for the year ended December 31, 2012.

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings”, and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 16, “Commitments and Contingencies”, ALCO’s subsidiary, ALC, is subject to a legal proceeding that has not been resolved and that has arisen in the ordinary course of business.  The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable.  There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated.

In the opinion of management, there is not a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for legal and other contingencies.  However, the outcome of this legal proceeding brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such as outcome to be remote, if the legal proceeding is resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Cash

	December 31,	December 31,
Cash consist of the following:	2012	2011

Cash in hand	$10,575	$6,163
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	6,779,370	7,552,133
United Overseas Bank	443,588	5,915
Bank of China	182,131	55,034
Sun Hung Kei Financial	98	42
Bank of Shanghai	566,456	581,130
Industrial and Commercial Bank of China	232	4
Cash in bank – Fixed deposit	119,425	-
Hui Shang Bank	-	3,536
	$8,101,875	$8,203,957

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit included in Cash in bank – Fixed deposit as shown above.  On December 31, 2012, a bank guarantee of $5,540.81 was provided and the detail is described in “Note 16 – Commitments and Contingencies” as below.

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

Note 4 – Commissions Receivable

	December 31,	December 31,
Commissions receivable consist of the following:	2012	2011

Commissions receivable	$300,646	$620,353
Less: allowance for doubtful accounts	93,552	220,411
	$207,094	$399,942

Note 5 – Fiduciary Assets

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary assets balance for December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2012	2011

Fiduciary assets	$1,750,712	$1,075,578

Note 6 – Property, Plant and Equipment

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2012	2011

Furniture and fixtures	$39,118	$186,792
Office equipment	193,475	178,230
Leasehold improvements	42,265	203,831
Motor Vehicle	91,161	61,899
	366,019	630,752
Less: Accumulated depreciation	141,334	444,251
	$224,685	$186,501

Depreciation expense for 2012 and 2011 was $138,119 and $91,271 respectively.  Loss on disposal of fixed assets for the year ended December 31, 2012 and 2011 was $5,863 and $31,767 respectively.

Note 7 – Acquisition

On October 1, 2012 (“the acquisition date”), the Company acquired 82% equity interest of Kim Insurance Brokers Pte Ltd (“KIM”) for a cash consideration of $367,820. The results of KIM’s operations have been included in the consolidated financial statements since that date.  In accordance with the acquisition method of accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition.  Goodwill is recognized and measured as the excess of the total consideration transferred plus the fair value of non-controlling interest of KIM at the acquisition date over the fair values of the identifiable net assets acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Property, plant and equipment	$8,837
Intangible asset	36,945
Goodwill	79,611
Cash in banks	196,883
Fiduciary assets	158,937
Accounts receivable	360,482
Other receivable, prepayment and deposit	21,753
Current liabilities	(432,363)
Non-controlling interest	(63,265)
Total purchase price	$367,820

The fair value of the 18% non-controlling interest in KIM is estimated to be $63,265 at the acquisition date. Intangible asset is in relation to the acquired customer list with a useful life of 3 years.  The fair value of goodwill will be under the company’s annual goodwill impairment testing staring in next year.  The acquired goodwill is not deductible for income tax purposes.

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of KIM as if it had been consummated as of the beginning of the applicable period. The unaudited pro forma information has been derived from the historical consolidated financial statement of the Company and of KIM.  The unaudited pro forma information is for illustrative purposes only.

	Year Ended December 31
	2012	2011
Net Revenue	$6,234,797	$6,837,229
Net Income	$576,984	$1,420,455

Note 8 – Fair Value of Marketable Securities Investment and Investment Income

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at December 31, 2012 and 2011 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2012	December 31, 2011

Stocks	$382,110	$261,854	Level 1

Unrealized gain of $102,552 and unrealized loss of $91,370 for the investments were recognized in the other comprehensive income for 2012 and 2011, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2012	2011

Dividend from the publicly traded equity securities	$14,520	$13,240

Note 9 – Loan Receivable

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

On August 4, 2012, ALC entered into a loan extension agreement with JMISCL and JXISCL.  Under the extension agreement, the payable due date is extended for another year to August 4, 2013.  All terms and conditions of the loan agreement remain unchanged.

As of December 2012 and 2011, the outstanding balance of the loan is as follows:

	December 31,	December 31,
	2012	2011

Loan amount	$1,912,000	$3,000,000
Less: Repayment	-	(1,088,000)
Balance	$1,912,000	$1,912,000

Note 10 – Due to Directors

	December 31,	December 31,
Due to directors consists of the following:	2012	2011

Andrew Liu Fu Kang	$743	$40,487
John Liu Shou Kang	705	697
	$1,448	$41,184

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 11 – Stock-based Compensation

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

The aggregate value of this award was $310,860, as determined by multiplying the number of shares by the fair value of the Company’s stock on June 1, 2010, the date of grant. The fair value is based on discounted free cash flow analyses, which involve management’s best estimate of future revenue, operation expenses, investing activities, and financing activities. In the valuation, the free cash flow is projected for five years and is determined by using the Company’s historical figures such as revenue and operation expenses which are compounded annually with 5% growth rate. Free cash flow occurring beyond the five-year projection period is assumed to be in perpetuity and determined by using the Perpetuity Growth Model in which the project net cash flow is divided by the risk-free rate. The sums of the five-year free cash flow together with the perpetual free cash flow are then discounted by the risk free rate. As a result, the fair value of the Company’s stock on the date of the grant award is $1.57 per share. When determining the risk-free rate, Hong Kong unsecured long term loan rate, 7.25%, in effect at the time of grant is used in the calculation.

2011 restricted stock plan

On June 1, 2011, the board of directors approved and the Company granted an award of 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The aggregate value of this award was $71,145, as determined by multiplying the number of shares by the fair value of the Company’s stock on June 1, 2011, the date of grant.  The fair value is calculated based on the same approach mentioned above and the fair value of the Company’s stock on the date of grant is $2.79 per share. When determining the risk-free rate of this award, Hong Kong unsecured long term loan rate, 7.25%, in effect at the time of grant is used in the calculation.

2012 restricted stock plan

On June 1, 2012, the board of directors approved and the Company granted an award of 13,500 shares of restricted stock to a key employee of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The aggregate value of this award was $22,275, as determined by multiplying the number of shares by the fair value of the Company’s stock on June 1, 2012, the date of grant.  The fair value is calculated based on the same approach mentioned above and the fair value of the Company’s stock on the date of grant is $1.65 per share. When determining the risk-free rate of this award, Hong Kong unsecured long term loan rate, 8.25%, in effect at the time of grant is used in the calculation.

During the year ended December 31, 2012 and 2011, the Company recognized $87,890 and $99,873 respectively, of stock-based compensation expense.

Note 12 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2012	2011
Location	Landlord

Shanghai Quarter	Andrew Liu Fu Kang	$30,769	$30,769
Director (Andrew) Quarter	First Pacific Development Ltd	3,333	20,000
		$34,102	$50,769

Note 13 – Income Taxes

The Company's effective tax rate for 2012 and 2011 was 26.16% and 19.76%, respectively.  The provisions for income taxes for 2012 and 2011 are summarized as follows:

Hong Kong only:	2012	2011

Current tax	$171,339	$347,475
Deferred tax	19,270	-
	$190,609	$347,475

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2012	2011

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Temporary differences	2.64%	-
Miscellaneous permanent differences	7.02%	3.26%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	26.16%	19.76%

As of December 31, 2012, the significant components of the Company’s deferred tax liability are as follows:

	2012	2011

Depreciation of property, plant and equipment	19,270	-
Deferred tax liability	19,270	-

Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income (losses) in the years in which those temporary differences are expected to be realized or settled.

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

Note 14 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2013	2014	2015 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$130,769	$70,833	$-	$201,602
Fortis Tower, Hong Kong (Hong Kong Office)	312,615	312,615	156,308	781,538
Union Building, Shanghai, China (Shanghai Office)	16,807	-	-	16,807
Union Building, Shanghai, China (ALM Shanghai Office)	25,892	-	-	25,892
Union Building, Shanghai, China (SHB Office)	28,481	-	-	28,481
Sino Plaza, Fuzhou (Fuzhou Office)	42,854	26,783	-	69,637
Hongyu Mansion, Dalian (Dalian Office)	9,738	423	-	10,161
The Octagon, Singapore (KIM Office)	99,464	108,507	117,549	325,520
	$666,620	$519,161	$273,857	$1,459,638

The Company has eight material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2012 with a minimum lease commitment of $201,602.

For the Hong Kong Office in Wanchai, the initial term of the lease is three years and five months beginning January 30, 2012 with a minimum lease commitment of $781,538. This lease arrangement has a 50 days rent free period from January 30, 2012 to March 19, 2012.  When the lease is ended in June 2015, the Company can renew the lease for two years (from July 1, 2015 to June 30, 2017) at the prevailing market rent.

For the Shanghai Office, the initial term of the lease is one year beginning January 1, 2013 with a minimum lease commitment of $16,807.  For the Office of ALM Shanghai, the initial term of the lease is one year beginning January 1, 2013 with a minimum lease commitment of $25,892.  For the SHB Office, the initial term of the lease is one year beginning January 1, 2013 with a minimum lease commitment of $28,481.  All the lease arrangements mentioned above have no renewal option and rent holiday.

For the Fuzhou Office, the initial term of the lease is two years beginning August 16, 2012 with a minimum lease commitment of $69,637.  This lease arrangement has no renewal option and rent holiday.

For the Dalian Office, the initial term of the lease is one year beginning January 15, 2013 with a minimum lease commitment of $10,161.  This lease arrangement has no renewal option and rent holiday.

For the Singapore Office of KIM, the initial term of the lease is three years beginning February 1, 2013 with a minimum lease commitment of $325,520.  This lease arrangement has a 46 days rent free period from December 17, 2012 to January 31, 2013.  When the lease is ended in February 2016, the Company can renew the lease for three years (from February 1, 2016 to February 2019) at the prevailing market rent.

Note 15 – Noncontrolling Interest

On February 1, 2012, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of approximately $314,103, as a result, the Company paid $125,640 to the non-controlling shareholders.

In connection with the acquisition of KIM, the Company’s non-controlling interest increased by $63,265, details of which is set out in Note 7.

Note 16 – Commitments and Contingencies

The Company provided a bank guarantee of US$5,540.81 in respect of an insurance policy to a client in August 2012.  The guarantee is callable upon the client’s defaults in payment of the deferred calls and supplementary calls under the insurance policy.

ALCO’s subsidiary, ALC, is subject to a legal proceeding that has not been resolved and that has arisen in the ordinary course of business.  On September 16, 2012, a shipowner named Eastshine Limited filed a civil claim against five parties, including ALC, in the Qingdao Maritime Court (“QMC”) in China, claiming losses suffered of CNY 9.9 million (approximately US$1.6 million) due to the allegedly wrongful arrest of a vessel named Tongli Yantai.  Although ALC had no direct relationship with the Plaintiff in the business for the vessel, ALC was the insurance broker of one of the parties named in the legal proceeding, and assisted in resolving the vessel arresting matter. As a result, the Plaintiff has included ALC as one of the defendants in the legal action.  In the opinion of management, there is a remote possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies.  In addition, because the claims asserted in the legal proceeding are covered by an insurance policy with a policy limit of HK$75 million (approximately US$9.6 million) any one claim and in the aggregate, ALC’s liability to the claim above is limited to HK$150,000 (approximately US$19,230) and this amount is fully reserved in the book of 2012.  However, the outcome of this legal proceeding brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such as outcome to be remote, if the legal proceeding was resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

The Company's business operations are mainly conducted in the PRC and are subject to significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environments and foreign currency limitations.

The Company's results may thus be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies, laws, regulations, anti-inflationary measures, currency conversion and remittance limitation, and rates and methods of taxation, among other things.

Note 17 – Subsequent Event

On March 18, 2013, the Company subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,870,000, or approximately US$367,949. 40% of the dividends or $148,072 was paid to the non-controlling shareholders in March 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	51	President and Chairman of the Board	2005
John Liu Shou Kang	52	Director	2005
Colman Au Kwok Wai	47	Chief Financial Officer, Secretary	2008

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2012, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2010, 2011 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Andrew Liu, CEO	2010	$237,237	$108,149	$15,111 (1)	--	--	--	$74,877 (2)	$435,374
	2011	$258,667	$72,135	$25,905 (1)	--	--	--	$77,427 (3)	$434,134
	2012	$286,801	$50,545	$25,905 (1)	--	--	--	$95,612 (4)	$458,863
Colman Au, CFO	2010	$114,244	$9,603	$4,121(1)	--	--	--	$1,538 (5)	$129,506
	2011	$122,269	$10,513	$7,065(1)	--	--	--	$1,538 (5)	$141,385
	2012	$133,723	$11,354	$7,065(1)	--	--	--	$1,763 (5)	$153,905

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

(2)

Includes expense reimbursement of $73,339 and Mandatory Provident Fund contributions of $1,538.

(3)

Includes expense reimbursement of $75,889 and Mandatory Provident Fund contributions of $1,538.

(4)

Includes expense reimbursement of $93,849 and Mandatory Provident Fund contributions of $1,763.

(5)

Being Mandatory Provident Fund contributions of $1,763.

The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong.  Most employees and employers are required to contribute monthly to schemes provided by government approved private organizations.  Contributions are based on a percentage of an employee’s salaries.  The contribution vests fully with the employee immediately upon payment into the scheme.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2012.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	$337,346	25,905	--	--	--	$95,612	$458,863
John Liu	$238,194	25,905	--	--	--	$58,597 (1)	$322,696

(1)

Includes expense reimbursement of $56,834 and Mandatory Provident Fund contributions of $1,763.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fee billed by MaloneBailey, LLP for audit of the Company’s annual financial statements was $56,000 for the fiscal year ended December 31, 2012 and $56,000 for the fiscal year ended December 31, 2011.  The aggregate fees billed by MaloneBailey, LLP for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q during 2012 were $15,000.

(2) MaloneBailey, LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2012.

Tax Fees

(3) The aggregate fees billed by MaloneBailey, LLP for tax compliance, tax advice and tax planning were $2,500 for the fiscal year ended December 31, 2011.  The aggregate fees for the fiscal year ended December 31, 2012 with $2,500 are accrued.

All Other Fees

(4) MaloneBailey, LLP did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2012.

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

9.1

Exclusive representative agreement between ALC and The Strike Club (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 5, 2006).

9.2

Agreement between EduShipAsia Ltd. and the Institute of Chartered Shipbrokers appointing EduShipAsia Ltd. as ICS’s exclusive agent in China (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 5, 2006).

9.3

Employment Agreement between Andrew Liu & Company, Ltd. and Andrew Liu.  (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 14, 2006)

9.4

Employment Agreement between Andrew Liu & Company, Ltd. and John Liu.  (herein incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 14, 2006)

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO, INC.(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date: March 28, 2013

By: /s/ John Liu, Director

Date: March 28, 2013

By: /s/ Colman Au, Chief Financial Officer

Date: March 28, 2013