Form 10-Q
period 2013-03-31
ALCO, INC.
filed 2013-05-15
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2013, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

5

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

6

CONSOLIDATED STATEMENTS OF CHANGES IN (UNAUDITED)

7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 4(T). CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

18

ITEM 1. LEGAL PROCEEDINGS

18

ITEM 1A. RISK FACTORS

18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2012.

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2013	December 31, 2012
Current assets:	(unaudited)
Cash and cash equivalents	$7,053,506	$8,101,875
Commissions receivable, net	296,145	207,094
Enrollment fee receivable	9,033	7,669
Fiduciary asset	2,076,351	1,750,712
Loan receivable	1,912,000	1,912,000
Tax receivable	164,574	185,318
Total current assets	11,511,609	12,164,668
Property, plant and equipment, net	278,615	224,685
Goodwill	287,184	288,171
Intangible asset	46,887	55,720

Other non-current assets:
Deposits and prepayment	234,886	240,050
Marketable securities	385,400	382,110
Other receivable	712,398	87,885
Total other non-current assets	1,332,684	710,045
Total Assets	$13,456,979	$13,443,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,804,244	$1,577,668
Claim payable	163,917	40,973
Other payable	162,717	131,363
Accrued expenses	106,293	207,619
Due to directors	1,372	1,448
Deferred revenue	-	1,917
Total Current Liabilities	$2,238,543	$1,960,988
Non-current Liabilities
Deferred tax liabilities	$19,270	$19,270
Total Non-current Liabilities	$19,270	$19,270

Total Liabilities	$2,257,813	$1,980,258
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at March 31, 2013 and 10,342,000 shares issued and outstanding at December 31, 2012	10,336	10,342
Additional paid-in capital	322,143	306,547
Accumulated other comprehensive income	143,970	147,361
Retained earnings	10,631,161	10,797,202
Total ALCO, Inc. shareholders' equity	11,107,610	11,261,452
Noncontrolling interest	91,556	201,579
Total equity	11,199,166	11,463,031
Total Liabilities and Stockholders’ Equity	$13,456,979	$13,443,289

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Revenues	2013	2012
Commission income	$1,197,849	$1,400,206
Consulting income	15,495	13,933
Website advertising	1,917	1,917
Enrollment fee income	1,678	3,231
Total revenues	1,216,939	1,419,287

Operating Expenses
Salaries	819,438	715,911
Travel expenses	67,286	134,037
Rents	157,202	163,029
Bad debt / expenses	30,268	9,834
Depreciation and amortization	22,642	95,461
Other general and administrative	251,085	167,464
Total operating expenses	1,347,921	1,285,736

Income (Loss) from Operations	(130,982)	133,551

Other Income (Expense)
Interest income	992	995
Investment income	6,557	4,880
Other revenues	12,509	4,905
Loss on disposal of fixed assets	-	(5,450)
Total other income	20,058	5,330

Income (Loss) Before Provision for Income Taxes	(110,924)	138,881
Provision for income taxes	17,961	21,218
Net Income (Loss)	(128,885)	117,663
Less: Net income attributable to the non-controlling interest	(37,156)	(40,899)
Net Income (Loss) Attributable to ALCO, Inc.	$(166,041)	$76,764

Comprehensive Income:
Net income (loss)	(128,885)	117,663
Other Comprehensive Income (Loss)
Marketable securities	3,290	42,721
Foreign currency translation adjustments	(6,681)	5,399
Comprehensive Income (Loss)	$(132,276)	$165,783
Less: comprehensive income attributable to non-controlling interest	(37,156)	(40,899)
Comprehensive Income (Loss) Attributable to ALCO. Inc.	(169,432)	124,884

Basic and Fully Diluted Earnings per Share
Net income (loss) attributable to ALCO, Inc
common shareholders	$(0.02)	$0.01

Weighted average shares outstanding	10,336,067	10,344,110

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2013	2012
Operating Activities
Net income (loss)	$(128,885)	$117,663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	30,268	9,834
Depreciation expense	14,132	90,017
Amortization expense	8,510	5,444
Stock-based compensation	15,590	23,238
Loss on disposal of fixed assets	-	5,450
Stock dividend received	(6,557)	(4,880)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(115,334)	18,150
(Increase)/Decrease in enrolment fee receivable	(1,363)	2,710
(Increase)/Decrease in deposit and prepayment	4,532	(968)
(Increase)/Decrease in fiduciary asset	(327,326)	(784,969)
(Increase)/Decrease in other receivable	(617,972)	28,275
(Increase)/Decrease in tax receivable	20,752	21,168
Increase/(Decrease) in accounts payable	223,029	1,052,911
Increase/(Decrease) in claims payable	122,944	17,929
Increase/(Decrease) in other payable	31,643	(571,711)
Increase/(Decrease) in accrued expenses	(101,164)	(61,449)
Increase/(Decrease) in deferred revenue	(1,917)	(1,917)
Net cash used in operating activities	(829,118)	(33,105)

Investing Activities
Cash paid for purchase of fixed assets	(67,978)	(123,328)
Net cash used in investing activities	(67,978)	(123,328)

Financing Activities
Dividend paid to minority shareholders	(147,179)	(125,640)
Principal payments on related party debt	(76)	(132)
Net cash used in financing activities	(147,255)	(125,772)

Net decrease in cash and cash equivalents	(1,044,351)	(282,205)
Effect of exchange rate changes on cash and cash equivalents	(4,018)	4,825
Cash and cash equivalent at beginning of period	8,101,875	8,203,957
Cash and cash equivalent at end of period	$7,053,506	$7,926,577

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$2,783	$37

Non-Cash Transactions
Restricted shares issued/(forfeited)	$(6)	$(6)
Change in fair value for Available-for-sales securities	$(3,290)	$(42,721)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2012	10,342,000	10,342	306,547	147,361	10,797,202	11,261,452	201,579	11,463,031

Restricted stock issued
Stock issued	-	-	-	-	-	-	-
Stock forfeited	(6,000)	(6)	6	-	-	-	-	-
Stock based compensation	-	-	15,590	-	-	15,590	-	15,590
Unrealized loss on marketable securities	-	-	-	3,290	-	3,290	-	3,290
Foreign currency translation adjustments	-	-	-	(6,681)	-	(6,681)	-	(6,681)
Net income (loss)	-	-	-	-	(166,041)	(166,041)	37,156	(128,885)
Dividend paid	-	-	-	-	-	-	(147,179)	(147,179)

Balance, March 31, 2013 (Unaudited)	10,336,000	10,336	322,143	143,970	10,631,161	11,107,610	91,556	11,199,166

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Note 2 – Significant Accounting Policies

For significant accounting policies, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2013 and 2012.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.15844:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.15825:CNY1

The functional currency of KIM is the Singapore Dollar (“SGD”).  The financial statements of KIM are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.80223:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.80346:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the three-month period ended March 31, 2013.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Note 3 – Cash

	March 31,	December 31,
Cash consist of the following:	2013	2012

Cash in hand	$12,653	$10,575
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	5,855,248	6,779,370
United Overseas Bank	324,741	443,588
Bank of China	188,112	182,131
Sun Hung Kei Financial	98	98
Bank of Shanghai	554,390	566,456
Industrial and Commercial Bank of China	234	232
Cash in bank – Fixed deposit	118,030	119,425
	$7,053,506	$8,101,875

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit as shown as above.  On March 31, 2013, a bank guarantee of $5,540.81 was provided and the detail is described in “Note 16 – Commitments and Contingencies” as below. Cash balances are held principally at one financial institution and are not insured.  The Company believes it mitigates its risk by investing in or through major financial institutions.  Recoverability is dependent upon the performance of the institution.  Although the cash balances are not insured, however, starting in September 2006, cash balances (except accounts with overdraft facilities) are protected by the Deposit Protection Scheme which is maintaining by the Hong Kong Deposit Protection Board, an independent statutory body established under the Deposit Protection Scheme Ordinance (Cap. 581).

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

Note 4 – Commissions Receivable

	March 31,	December 31,
Commissions receivable consist of the following:	2013	2012

Commissions receivable	$374,619	$300,646
Less: allowances for doubtful accounts	78,474	93,552
	$296,145	$207,094

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $2,076,351 and $1,750,712 at March 31, 2013 and December 31, 2012, respectively.

Note 6 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at March 31, 2013 and December 31, 2012:

Assets	Fair value		Fair value Hierarchy
	March 31, 2013	December 31, 2012

Stocks	$385,400	$382,110	Level 1

Unrealized gain of $3,290 and unrealized loss of $42,721 for the investments were recognized in the other comprehensive income for the three months ended March 31, 2013 and 2012, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Three Months Ended March 31,
Investment Income	2013	2012

Dividend from the publicly traded equity securities	$6,557	$4,880

Note 7 – Due to Directors

	March 31,	December 31,
Due to directors consist of the following:	2013	2012

Andrew Liu Fu Kang	$743	$743
John Liu Shou Kang	629	705
	$1,372	$1,448

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the three months ended March 31, 2013 and 2012, the Company recognized $15,590 and $23,238 respectively, of stock-based compensation expense.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

Period ended March 31,
Location	Landlord	2013	2012

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$7,692	$7,692
Director (Andrew) Quarter	First Pacific Development Ltd	-	3,333
		$7,692	$11,025

Note 10 – Income Taxes

The Company's effective tax rate for the three months ended March 31, 2013 and 2012 was -16.19% and 15.28%, respectively.  The provisions for income taxes for the periods ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
Hong Kong only:	2013	2012

Current	$17,961	$21,218
Deferred	-	-
	$17,961	$21,218

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Three Months Ended March 31,
	2013	2012

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	-32.69%	-1.22%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-16.19%	15.28%

Note 11 – Noncontrolling Interest

On March 18, 2013, the Company subsidiary Chang An Consultants Ltd., declared dividends of HK$2,870,000, or $367,949.  The Company has paid 40% of the dividends or $147,179 to the noncontrolling shareholders.

Note 12 – Subsequent Events

On April 30, 2013, the Company’s CEO, Andrew Liu, entered into an agreement for the purchase of real property located in Holly Mount, London, United Kingdom.  Mr. Liu was authorized by the Board of Directors to execute the Contract in his own name acting as the agent or nominee of the Company.  The Property is an 83 square meter house for which the gross purchase price is GBP1.25 million (approximately US$1.91 million), exclusive of closing costs.  A non-refundable deposit of GBP125,000 (approximately US$191,000) was paid in conjunction with execution of the Contract, and the balance of the purchase price of GBP1,125,000 (approximately US$1,719,000), will be due on the closing or completion date, which is currently scheduled to be July 29, 2013.   The non-refundable deposit paid at the time of execution of the Contract, as well as the balance of the purchase price to be paid at closing or completion, will be funded with internal funds of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2012

Revenue

Revenue for the three months ending March 31, 2013 was $1,216,939, as compared to $1,419,287 for the same period of 2012.  The decrease of $202,348 or approximately 14% was mainly due to decreases of commission income and enrollment fee income which is partially offset with an increase of consulting income.

Commission income is based on a percentage of the premiums paid by the insured, and decreased by $202,357 or 14% when compared to the same period in last year.  Most of the decrease was contributed by ALC while commission income of SHB and KIM for the three month period ended March 31, 2013 increased by $23,684 and $60,295, respectively, comparing to the same period in 2012..  If the contribution from SHB and KIM are excluded, commission income of the group for the same period of 2013 decreased by 286,336 or 21.0% as compared to the same period of 2012.  The decrease of commission income was mainly due to average commission earned per client decreased 12% and no. of clients decreased 8% during the period.

Main reason for the decrease of number of clients was that the shipping market was still difficult during the period, some clients sold their vessels as scrap because of the poor shipping market, giving rise to lowered demand for insurance.  In addition, average commission earned per client decreased because of decrease in the commission percentage was seen during the period.  In 2013, total commission income contributed by ALC, CAC, SHB and KIM was 77.5%, 9.8%, 7.7% and 5.0% respectively.

Consulting income for the three months period ended March 31, 2013 was $15,495 as compared to $13,933 for the comparable period of 2012.  The increase of $1,562 or approximately 11% was mainly due to demand of the services increased.  Enrollment fee for the three months period ended March 31, 2013 were $1,678 as compared to $3,231 for the same period of 2012.  The decrease was mainly due to the decrease of enrollment during the period.

Net loss before tax and noncontrolling interest

Net loss before tax and noncontrolling interest for the three months ending March 31, 2013 was $110,924 compared to net profit before tax of $138,881 for the three months period ended March 31, 2012.  The decrease in pre-tax profit of 249,805, or approximately 180%, was mainly because the revenue decreased by 14% and the operating expenses increased by 5% at the same time.  Causes for the revenue decrease were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income increased to $20,058 for the three months ending March 31, 2013 from $5,330 for the same period of 2012.  The increase of $14,728 was mainly due to the reduction in loss on disposal of fixed asset and the increase in investment income and other revenue.  Investment income increased by 34% to $6,557 for the three months ending March 31, 2013 as compared to $4,880 in the comparable period of 2012.  It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the three months period ended March 31, 2013 was $12,509 compared to $4,905 for the comparable period of 2012.  The increase of $7,604 or approximately 155% mainly came from KIM, which was newly acquired by the Company in October 2012.

Operating expenses

Operating expenses for the three months ending March 31, 2013 were $1,347,921, as compared to $1,285,736 for the same period of 2012.  The increase of $62,185 or approximately 5% was mainly because of KIM which was newly acquired in last year.  As a result, salary and other general and administrative expenses were increased.  If KIM’s expenses were excluded, operating expenses of the group for the same period of 2013 decreased by 3,433 or 0.3% as compared to the same period of 2012.

The reasons for the increases and decreases in the major items of operating expense in 2013, as compared to the same period of 2012, are as follows:

■

Salaries – increased $103,527 or 14% for the three months ended March 31, 2013 as compared to the same period of 2012.  About 27% of the increase came from KIM.  For the rest of 73% increase, it was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – decreased $66,751 or 50% for the three months ended March 31, 2013 as compared to the same period of last year.  The decrease was because of the effort of expense control during the period.

■

Rent – decreased $5,827 or 4% for the three months ended March 31, 2013 as compared to the same period of last year.  The decrease was mainly due to the fact that during the Hong Kong office moved in March 2012, the Company had to pay rent for the old office spaces as well as the new office space.

■

Bad debt expenses – increased by $20,434 or 208% for the three months ended March 31, 2013 as compared to the same period of last year.  The increase was mainly due to the provision of doubtful debts was increased during the period.

■

Depreciation and amortization – decreased $72,819 or 76% for the three months ended March 31, 2013 as compared to the same period of last year.  Because the Hong Kong Office was moved to a new location in March 2012, beginning in November 2011, we began to amortize the net book value of the leasehold improvement of the old location over their remaining life.  Consequently, additional depreciation was charged for the three months ended March 31, 2012.  During the three months ended March 31, 2013, depreciation for fixed assets was $14,132, a decrease of $75,885, or 84%, from $90,017 in the comparable period of 2012, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $8,510 for the three months ended March 31, 2013, an increase of $3,066 or 56% as compared to the same period of 2012.

■

Other general & administrative expenses – increased $83,621 or 50% the three months ended March 31, 2013 as compared to the same period of last year.  About 23% of the increase came from KIM.  For the rest of 77%, the increase was primarily related to a liaison office was set up in Dalian, and general price inflation for the liaison offices in China.  Another reason is that additional telecommunication expense was incurred for the Company’s new telephone system.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2013, cash used in the operating activities totaled $829,118.  This was primarily due to net loss during the period plus an increase in commission receivable, enrollment fee, fiduciary asset, other receivable, account payable, claim payable, other payable, which was partially offset by a decrease in deposit and prepayment, income tax receivable, accrued expenses, and deferred revenue.

Net loss after adjustments of non-cash activities for the three months ending March 31, 2013 decreased by $313,708, or 127% as compared to the same period of 2012. The changes in operating assets and liabilities for the three months ending March 31, 2013 decreased $482,305 or 172% as compared to the same period of 2012.  As a result, net cash used in operating activities for the three months ended March 31, 2013 decreased by $796,013 or approximately 2405% as compared to the same period of last year.

For the three months ended March 31, 2013 and 2012, cash used in investing activities amounted to $67,978 and $123,328, respectively.  For the first quarter of 2013, the fund was mainly used for purchase of fixed assets.  For 2012, the fund was used for the purchase of fixed assets including the furniture & fixtures for the new office and the upgraded phone system.

For the three months ended March 31, 2013 and 2012, cash used in finance activities totaled $147,255 and $125,772 respectively.  The funds were used for the dividend payment to minority shareholders, and payments on related party debt.

Assets and liabilities

For the three months ended March 31, 2013, the Group’s balance sheet reflects total assets of $13,456,979 and total liabilities of $2,257,813.  Total assets and liabilities increased $13,690 or approximately 0.1% and $277,555 or approximately 14% respectively when compared to the year ended December 31, 2012.  The increase of total assets was mainly due to an increase of commission receivable, fiduciary asset, property, plant and equipment, marketable securities, and other receivable which was partially offset by a decrease of cash and cash equivalents, tax receivable, goodwill, intangible asset, and deposits and prepayment.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, and other payable which was partially offset by a decrease of accrued expenses, due to directors and deferred revenue.

As at March 31, 2013, commission receivable was $296,145 as compared to $207,094 as at December 31, 2012, while trade accounts payable was $1,804,244 as compared to December 31, 2012 balance of $1,577,668.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.

In addition, because the average collection period increased, commission receivable as at March 31, 2013 increased by $89,051 or 43% as compared to December 31, 2012 balance.  In addition, because certain payment advances made on behalf of customers were made, other receivable increased by $624,513 or 711% as compared to the year end of 2012.  Furthermore, because certain fund received on behalf of customers had been occurred during the period, the other payable increased $31,354 or 24% as compared to the year end of 2012.  On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $122,944 or 300% as compared to the year end of 2012.

Accrued expenses of $106,293 as at March 31, 2013, reduced by $101,326 or approximately 49% from $207,619 as at December 31, 2012.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2012.  In addition, income tax receivable as at March 31, 2013 was $164,574.  It is in relation to the provision of income tax for the three months ending of 2013.

Because the interest rate is maintained at a very low level in the recent years, the Company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $385,400 and $382,110 as at March 31, 2013 and December 31, 2012 respectively.  The increase of $3,290 or approximately 1% was mainly due to the change of fair values between March 31, 2013 and December 31, 2012.

In August 2011, the Company made a secured loan of $3,000,000 to clients.  During 2011, $1,088,000 or about 36% was repaid. As at March 31, 2013, the balance of such loan was $1,912,000.

The Company has bank and cash equivalents of approximately $7,053,506 as at March 31, 2013.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of March 31, 2013, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $1,296,409.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2012 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 14, 2013

By: /s/ John Liu, Director

Date:  May 14, 2013

By: /s/ Colman Au, Chief Financial Officer

Date:  May 14, 2013

19