Form 10-Q
period 2013-06-30
ALCO, INC.
filed 2013-08-09
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 9, 2013, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS

4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

6

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

8

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 4(T). CONTROLS AND PROCEDURES

20

PART II - OTHER INFORMATION

20

ITEM 1. LEGAL PROCEEDINGS

20

ITEM 1A. RISK FACTORS

20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4. MINE SAFETY DISCLOSURES

21

ITEM 5. OTHER INFORMATION

21

ITEM 6. EXHIBITS

22

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2013	December 31, 2012
Current assets:	(unaudited)
Cash and cash equivalents	$7,565,058	$8,101,875
Commissions receivable, net	202,493	207,094
Enrollment fee receivable	9,293	7,669
Fiduciary asset	2,338,194	1,750,712
Prepayment	190,925	-
Loan receivable	1,912,000	1,912,000
Tax receivable	152,256	185,318
Total current assets	12,370,219	12,164,668

Property, plant and equipment, net	269,597	224,685
Goodwill	285,460	288,171
Intangible asset	37,940	55,720

Other non-current assets:
Deposits and prepayment	194,812	240,050
Marketable securities	388,323	382,110
Other receivable	283,743	87,885
Total other non-current assets	866,878	710,045

Total Assets	$13,830,094	$13,443,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,760,050	$1,577,668
Claim payable	477,201	40,973
Other payable	171,576	131,363
Accrued expenses	65,778	207,619
Due to directors	1,068	1,448
Deferred revenue	2,667	1,917
Total Current Liabilities	$2,478,340	$1,960,988
Non-current Liabilities
Deferred tax liabilities	$19,270	$19,270
Total Non-current Liabilities	$19,270	$19,270

Total Liabilities	$2,497,610	$1,980,258
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at June 30, 2013 and 10,342,000 shares issued and outstanding at December 31, 2012	10,336	10,342
Additional paid-in capital	339,045	306,547
Accumulated other comprehensive income	132,758	147,361
Retained earnings	10,730,314	10,797,202
Total ALCO, Inc. shareholders' equity	11,212,453	11,261,452
Noncontrolling interest	120,031	201,579
Total equity	11,332,484	11,463,031

Total Liabilities and Stockholders’ Equity	$13,830,094	$13,443,289

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Commission income	$1,466,355	$1,457,970	$2,664,204	$2,858,176
Consulting income	7,570	-	23,065	13,933
Website advertising	1,333	5,083	3,250	7,000
Enrollment fee income	504	868	2,182	4,099
Total Revenues	1,475,762	1,463,921	2,692,701	2,883,208

Operating Expenses
Salaries	734,506	647,290	1,553,944	1,363,201
Travel expenses	99,046	77,253	166,332	211,290
Rents	157,649	199,477	314,851	362,506
Bad debt expenses	39,230	5,008	69,498	14,842
Depreciation and amortization	27,412	18,441	50,054	113,902
Other general and administrative	312,282	326,370	563,367	493,834
Total Operating Expenses	1,370,125	1,273,839	2,718,046	2,559,575

Income (loss) from Operations	105,637	190,082	(25,345)	323,633

Other Income (Expense)
Interest income	1,030	1,043	2,022	2,038
Investment income	3,704	3,185	10,261	8,065
Other revenues	31,985	12,772	44,494	17,677
Loss on disposal of fixed asset	-	-	-	(5,450)
Total Other Income	36,719	17,000	56,777	22,330

Income before provision for Income Taxes	142,356	207,082	31,432	345,963
Provision for Income Taxes	14,728	59,609	32,689	80,827
Net Income (Loss)	127,628	147,473	(1,257)	265,136
Less: Net income attributable to the noncontrolling interest	(28,475)	(26,124)	(65,631)	(67,023)
Net income (loss) attributable to ALCO, Inc.	$99,153	$121,349	$(66,888)	$198,113

Comprehensive Income:
Net income (loss)	127,628	147,473	(1,257)	265,136
Other Comprehensive Income (Loss)
Marketable securities	(3,676)	49	(386)	42,770
Foreign currency translation adjustments	(7,536)	(1,497)	(14,217)	3,902
Comprehensive Income (Loss)	$116,416	$146,025	$(15,860)	$311,808
Less: comprehensive income attributable to non-controlling interest	(28,475)	(26,124)	(65,631)	(67,023)
Comprehensive Income (loss) attributable to ALCO. Inc.	87,941	119,901	(81,491)	244,785

Basic and Fully Diluted Earnings per Share
Net income (loss) attributable to ALCO, Inc
common shareholders	$0.01	$0.01	$(0.01)	$0.02

Weighted average shares outstanding	10,336,000	10,342,000	10,336,033	10,343,055

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period ended June 30,
	2013	2012
Operating Activities
Net income (loss)	$(1,257)	$265,136
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt	69,498	14,842
Depreciation expense	32,995	103,043
Amortization expense	17,059	10,859
Stock-based compensation	32,492	36,251
Loss on disposal of fixed assets	-	5,450
Stock dividend received	(10,261)	(8,065)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(61,386)	130,560
(Increase)/Decrease in enrolment fee receivable	(1,624)	2,470
(Increase)/Decrease in deposit and prepayment	43,507	70,142
(Increase)/Decrease in prepayment	(190,925)	-
(Increase)/Decrease in fiduciary asset	(594,062)	(208,736)
(Increase)/Decrease in other receivable	(192,220)	23,720
(Increase)/Decrease in tax receivable	33,067	77,643
Increase/(Decrease) in accounts payable	180,570	261,822
Increase/(Decrease) in claims payable	436,229	17,929
Increase/(Decrease) in other payable	40,388	(520,143)
Increase/(Decrease) in accrued expenses	(141,532)	(41,142)
Increase/(Decrease) in deferred revenue	750	7,000
Net cash provided by (used in) operating activities	(306,712)	248,781

Investing Activities
Cash paid for purchase of fixed assets	(78,146)	(139,874)
Net cash used in investing activities	(78,146)	(139,874)

Financing Activities
Dividend paid to minority shareholders	(147,179)	(125,640)
Borrowings on related party debt	-	9,858
Principal payments on related party debt	(381)	(49,602)
Net cash used in financing activities	(147,560)	(165,384)

Net decrease in cash and cash equivalents	(532,418)	(56,477)
Effect of exchange rate changes on cash and cash equivalents	(4,399)	3,437
Cash and cash equivalent at beginning of period	8,101,875	8,203,957
Cash and cash equivalent at end of period	$7,565,058	$8,150,917

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$373	$(3,174)

Non-Cash Transactions
Restricted shares issued/(forfeited)	$(6)	$(6)
Change in fair value for Available-for-sales securities	$(386)	$42,770

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2012	10,342,000	10,342	306,547	147,361	10,797,202	11,261,452	201,579	11,463,031

Restricted stock issued
Stock issued	-	-	-	-	-	-	-
Stock forfeited	(6,000)	(6)	6	-	-	-	-	-
Stock based compensation	-	-	32,492	-	-	32,492	-	32,492
Unrealized loss on marketable securities	-	-	-	(386)	-	(386)	-	(386)
Foreign currency translation adjustments	-	-	-	(14,217)	-	(14,217)	-	(14,217)
Net income (loss)	-	-	-	-	(66,888)	(66,888)	65,631	(1,257)
Dividend paid	-	-	-	-	-	-	(147,179)	(147,179)

Balance, June 30, 2013 (Unaudited)	10,336,000	10,336	339,045	132,758	10,730,314	11,212,453	120,031	11,332,484

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On March 27, 2013, the Company changed the name of Kim Insurance Brokers Pte Limited, a subsidiary that was acquired in October 2012, to ALCO Insurance Brokers Pte Limited (ALCO Insurance).

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2012 and 2013.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.16083:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.15942:CNY1

The functional currency of ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.78470:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.79812:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the six-month period ended June 30, 2013.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Note 3 – Cash

	June 30,	December 31,
Cash consist of the following:	2013	2012

Cash in hand	$15,142	$10,575
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	6,435,571	6,779,370
United Overseas Bank	239,743	443,588
Bank of China	190,975	182,131
Sun Hung Kei Financial	55	98
Bank of Shanghai	567,250	566,456
Industrial and Commercial Bank of China	238	232
Cash in bank – Fixed deposit	116,084	119,425
	$7,565,058	$8,101,875

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit included in Cash in bank – Fixed deposit as shown as above.  On June 30, 2013, a bank guarantee of $5,540.81 was provided.

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

Note 4 – Commissions Receivable

	June 30,	December 31,
Commissions receivable consist of the following:	2013	2012

Commissions receivable	$333,164	$300,646
Less: allowances for doubtful accounts	130,671	93,552
	$202,493	$207,094

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $2,338,194 and $1,750,712 at June 30, 2013 and December 31, 2012, respectively.

Note 6 – Fair Value of Available for Sale Marketable Securities Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at June 30, 2013 and December 31, 2012:

Assets	Fair value		Fair value Hierarchy
	June 30, 2013	December 31, 2012

Stocks	$388,323	$382,110	Level 1

Unrealized loss of 386 and unrealized gain of $42,770 for the investments were recognized in the other comprehensive income for the six months ended June 30, 2013 and 2012, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Six Months Ended June 30,
Investment Income	2013	2012

Dividend from the publicly traded equity securities	$10,261	$8,065

Note 7 – Due to Directors

	June 30,	December 31,
Due to directors consist of the following:	2013	2012

Andrew Liu Fu Kang	$570	$743
John Liu Shou Kang	498	705
	$1,068	$1,448

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the six months ended June 30, 2013 and 2012, the Company recognized $32,492 and $36,251 respectively, of stock-based compensation expense.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended June 30,
Location	Landlord	2013	2012

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$15,385	$15,385
Director (Andrew) Quarter	First Pacific Development Ltd	-	3,333
		$15,385	$18,718

Note 10 – Income Taxes

The Company's effective tax rate for the six months ended June 30, 2013 and 2012 was 104.00% and 23.36%, respectively.  The provisions for income taxes for the periods ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,
Hong Kong only:	2013	2012

Current	$32,689	$80,827
Deferred	-	-
	$32,689	$80,827

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Six Months Ended June 30,
	2013	2012

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	87.50%	6.86%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	104.00%	23.36%

Note 11 – Noncontrolling Interest

On March 18, 2013, the Company subsidiary Chang An Consultants Ltd., declared dividends of HK$2,870,000, or $367,949.  The Company has paid 40% of the dividends or $147,179 to the noncontrolling shareholders.

Note 12 – Subsequent Events

On April 30, 2013, the Company’s CEO, Andrew Liu, entered into an agreement for the purchase of real property located in Holly Mount, London, United Kingdom.  Mr. Liu was authorized by the Board of Directors to execute the Contract in his own name acting as the agent or nominee of the Company.  The Property is an 83 square meter house for which the gross purchase price is GBP1.25 million (approximately US$1.91 million), exclusive of closing costs.  A non-refundable deposit of GBP125,000 (approximately US$191,000) was paid in conjunction with execution of the Contract, and the balance of the purchase price of GBP1,125,000 (approximately US$1,719,000) was paid on the completion date, i.e. July 29, 2013.  The non-refundable deposit paid at the time of execution of the Contract as well as the balance of the purchase price paid at the completion date were funded with internal funds of the Company.  As of the reporting date, the title deed of the property is being registered and the registration process is expected to be taken in a few weeks.

On July 25, 2013, the Company injected additional capital of SGD759,320 (approximately $598,097) into ALCO Insurance, which is requested by the Monetary Authority of Singapore when the Company acquired it in 2012. After the capital injection, the current shareholding percentage between the Company and the non-controlling interest party has been retained. After the injection, share capital of ALCO Insurance increased to SGD1,230,000 (approximately $968,840) from SGD304,000 (approximately $239,453). The new capital injected by the Company was funded internally and paid in two ways.  Firstly, the Company lent SGD451,000 (approximately $355,241) to ALCO Insurance in December 2012, which was converted into part of the new capital on July 25, 2013.  The remaining portion of SGD308,320 (approximately $242,856) was paid by cash on July 25, 2013.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2012 AND THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2012

Revenue

Six-month end:

Revenue for the six months ending June 30, 2013 was $2,692,701, as compared to $2,883,208 for the same period of 2012.  The decrease of $190,507 or approximately 7% was mainly due to decreases of commission income, website advertising and enrollment fee income which are partially offset with an increase of consulting income. Commission income, which is based on a percentage of the premiums paid by the insured, decreased by $193,972, or 7%, when compared to the comparable period of 2012.  Most of the decrease was contributed by ALC and CAC while commission income of SHB and ALCO Insurance for the six month period ended June 30, 2013 increased by $9,264 and $138,330 respectively, comparing to the same period in 2012.  If the contribution from SHB and ALCO Insurance are excluded, commission income of the group for the same period of 2013 decreased by 341,566 or 13% as compared to the same period of 2012.  The decrease of commission income was mainly due to average commission earned per client decreased by 7% and the number of clients decreased by 5% during the period.

Main reason for the decrease of number of clients was that the shipping market was still difficult during the period. Certain clients sold their vessels as scrap because of the poor shipping market, giving rise to lowered demand for insurance.  In addition, average commission earned per client decreased because a decrease in the commission percentage was seen during the period. In 2013, total commission income contributed by ALC, CAC, SHB and ALCO Insurance was 79%, 9%, 7% and 5% respectively.

Consulting income for the six months period ended June 30, 2013 was $23,065 as compared to $13,933 for the comparable period of 2012.  The increase of $9,132 or approximately 66% was mainly due to increased demand of the services.  Website advertising income for the six months period ended June 30, 2013 was $3,250 as compared to $7,000 for the same period of 2012.  The decrease of $3,750 or approximately 54% was mainly because demand for the advertising services decreased.  Enrollment fee for the six months period ended June 30, 2013 were $2,182 as compared to $4,099 for the same period of 2012.  The decrease was mainly due to the decrease of enrollment during the period.

Three-month end:

Revenues for the three months period ended June 30, 2013 were $1,475,762, as compared to revenues of $1,463,921 for the three months period ended June 30, 2012.  The increase of $11,841 or approximately 1% was mainly due to increases of commission income and consulting income which is partially offset with a decrease of website advertising and enrollment fee income.  Commission income for the three months period ended June 30, 2013 was $1,466,355 as compared to $1,457,970 for the same period of 2012. The increase of $8,385 or approximately 1% was mainly contributed by ALCO Insurance, which was newly acquired in October 2012.  During the three-month period ended June 30, 2013, commission income earned from ALCO Insurance was $78,035.  The increase is partially offset by the decreases of $55,230 or 4% in ALC and CAC, and $14,420, or 12% in SHB.  Consulting income for the three months period ended June 30, 2013 was $7,570 compared to $0 for the comparable period of 2012.  Same as the causes stated in the Six-month end paragraph above, the increase of $7,570 was mainly because demand of the services increased.  In addition, website advertising income and enrollment fee income for the three months period ended June 30, 2013 were $1,333 and $504, a decrease of $3,750, or 74%, and $364, or 42%, respectively as compared to the same period in 2012.  Causes for the decreases are same as the causes stated in the Six-month end paragraph above.

Income before tax and noncontrolling interest

Six-month end:

Income before tax and noncontrolling interest for the six months ended June 30, 2013 was $31,432 as compared to $345,963 for the six months period ended June 30, 2012.  The decrease of $314,531, or approximately 91%, was mainly because the revenue decreased by 7% and the operating expenses increased by 6% at the same time.  Causes for the revenue decrease were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of operating expenses below.

Other income increased to $56,777 for the six months period ended June 30, 2013 from $22,330 for the same period of 2012.  The increase of $34,447 was mainly due to the reduction in loss on disposal of fixed asset and the increase in investment income and other revenue.  Investment income increased by 27% to $10,261 for the six months ending June 30, 2013 as compared to $8,065 in the comparable period of 2012.  It was mainly a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the six months period ended June 30, 2013 was $44,494 as compared to $17,677 for the comparable period of 2012.  The increase of $26,817 or approximately 152% mainly came from ALCO Insurance, which was newly acquired by the Company in October 2012.

Three-month end:

Income before tax and noncontrolling interest for the three months ending June 30, 2013 was $142,356 as compared to $207,082 for the three months period ended June 30, 2012.  The decrease of $64,726 or approximately 31%, was mainly due to the 8% increase in operating expenses. The decrease is partially offset by the 1% increase in revenue.  Causes for the changes are same as the causes stated in the Six months end paragraph above.

Operating expenses

Operating expenses for the six months ending June 30, 2013 were $2,718,046, as compared to $2,559,575 for the same period of 2012.  The increase of $158,471 or approximately 6% was mainly from ALCO Insurance, which was newly acquired in October 2012. As a result, salary and other general and administrative expenses increased. If Operating expenses of ALCO Insurance were excluded, operating expenses of the group for the same period of 2013 would have decreased by 662 or 0.03% as compared to the same period of 2012.

Operating expenses for the three months ending June 30, 2013 were $1,370,125, as compared to $1,273,839 for the same period of 2012.  The increase of $96,286 or approximately 8% was mainly from ALCO Insurance which was newly acquired in last year.  As a result, salary and other general and administrative expenses increased. If Operating expenses of ALCO Insurance were excluded, operating expenses of the group for the three months period ended June 30 2013 would have increased by 2,751 or 0.2% as compared to the same period of 2012.

The reasons for the increases and decreases in the major items of operating expense in 2013, as compared to the same period of 2012, are as follows:

■

Salaries – increased $190,743 or 14% for the six months ended and $87,216 or 13% for the three months ended June 30, 2013 as compared to the same period of 2012.  About 37% of the increase of the Salary expenses for the six months period ended June 30, 2013 came from ALCO Insurance. The remaining 63% increase was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – decreased $44,958 or 21% for the six months ended and increased $21,793 or 28% for the three months ended June 30, 2013 as compared to the same period of last year.  The decrease in six months period was because of the effort of expense control during the first quarter of 2013.  On the other hand, the increase in the three months period in 2013 was because more business trips were taken during the second quarter of 2013 to establish relationship with new clients.

■

Rent – decreased $47,655 or 13% for the six months ended and $41,828 or 21% for the three months ended June, 2013 as compared to the same period of last year.  The decrease was mainly due to the fact that in the first quarter of 2012 the Company had to pay rent for the old office space and the new office space at the same time when the Company moved to its new office.

■

Bad debt expenses – increased $54,656 or 368% for the six months ended and $34,222 for the three months ended June 30, 2013 as compared to the same period of last year.  The increase was mainly due to the fact that the provision of doubtful debts increased during the periods.

■

Depreciation and amortization – decreased $63,848 or 56% for the six months ended and increased $8,971 or 49% for the three months ended June 30, 2013 as compared to the comparable period of 2012.  Because the Hong Kong Office was moved to a new location in March 2012, beginning in November 2011, we began to amortize the net book value of the leasehold improvement of the old location over their shortened remaining life.  Consequently, additional depreciation was charged for the six months ended June 30, 2012.  During the six months ended June 30, 2013, depreciation for fixed assets was $32,995, a decrease of $70,048, or 68%, from $103,043 in the comparable period of 2012, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $17,059 for the six months ended June 30, 2013, an increase of $6,200 or 57% as compared to the same period of 2012.  The increase is primary due to the additional charge produced from ALCO Insurance’s intangible asset acquired in last year.

■

Other general & administrative expenses – increased $69,533 or 14% for the six months ended and decreased $14,088 or 4% for three months ended June 30, 2013 as compared to the same period of 2012.  For the six months period, about 45% of the increase came from ALCO Insurance.  For the rest of 55%, the increase was primarily related to a liaison office that was set up in Dalian, and general price inflation for the liaison offices in China.  Another reason is that additional telecommunication expense was incurred for the Company’s new telephone system.  For the three months period, the decrease is mainly due to the effort of the expense control during the period.

Net income and loss

The Company incurred a net loss of $1,257 during the six months period ended June 30, 2013. In order to turn the company into profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section as above.  We will put more efforts into establishment of new clients and credit control. As a result of such efforts, performance improvement is seen as the Company earned a net income of $127,628 in the second quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2013, cash used in the operating activities totaled $306,712.  This was primarily due to net loss during the period plus an increase in commission receivable, enrollment fee receivable, prepayment, fiduciary asset, other receivable, tax receivable, account payable, claim payable, other payable and deferred revenue, which was partially offset by a decrease in deposit and prepayment and accrued expenses.

Net income after adjustments of non-cash activities for the six months ended June 30, 2013 decreased by $286,990, or 67% as compared to the same period of 2012.  The changes in operating assets and liabilities for the six months ending June 30, 2013 decreased $268,503 or 150% as compared to the same period of 2012.  As a result, net cash used in operating activities for the six months ended June 30, 2013 decreased by $555,493 or approximately 223% as compared to the same period of last year.

For the six months ended June 30, 2013 and 2012, cash used in investing activities amounted to $78,146 and $139,874, respectively.  For the first half year of 2013, the fund was mainly used for purchase of fixed assets.  For 2012, the fund was used for the purchase of fixed assets including the furniture & fixtures for the new office and the upgraded phone system.

For the six months ended June 30, 2013 and 2012, cash used in finance activities totaled $147,560 and $165,384 respectively.  The funds were used for the dividend payment to minority shareholders, and payments on related party debt.

Assets and liabilities

As at June 30, 2013, the Group’s balance sheet reflects total assets of $13,830,094 and total liabilities of $2,497,610.  Total assets and liabilities increased $386,805 or approximately 3% and $517,352 or approximately 26% respectively when compared to the year ended December 31, 2012.  The increase of total assets was mainly due to an increase of fiduciary asset, prepayment, property, plant and equipment, marketable securities, and other receivable which was partially offset by a decrease of cash and cash equivalents, commission receivable, tax receivable, goodwill, intangible asset, and deposits and prepayment.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, other payable, and deferred revenue which was partially offset by a decrease of accrued expenses, and due to directors.

As at June 30, 2013, commission receivable was $202,493 as compared to $207,094 as at December 31, 2012, while trade accounts payable was $1,760,050 as compared to December 31, 2012 balance of $1,577,668.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because the average collection period and revenue decreased, commission receivable as at June 30, 2013 decreased by $4,601 or 2% as compared to December 31, 2012 balance.  In addition, because certain payment advances made on behalf of customers were made, other receivable increased by $195,858 or 223% as compared to the year end of 2012.  Furthermore, because certain fund was received on behalf of customers during the period, the other payable increased $40,213 or 31% as compared to the year end of 2012.  On the other hand, certain claim proceeds were received on behalf of customers but have not been paid yet, the claim payable increased by $436,228 or 1065% as compared to the year end of 2012.

Accrued expenses were $65,778 as at June 30, 2013, reduced by $141,841 or approximately 68% from $207,619 as at December 31, 2012.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2012.  In addition, tax receivable as at June 30, 2013 was $152,256.  The decrease in tax receivable is in relation to the provision of income tax for the six months ended June 30, 2013.

Because the interest rate is maintained at a very low level in the recent years, the Company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $388,323 and $382,110 as at June 30, 2013 and December 31, 2012 respectively.  The increase of $6,213 or approximately 2% was mainly due to the stock dividends received during the period. The increase was offset by the change of fair values between June 30, 2013 and December 31, 2012.

In August 2011, the Company made a secured loan of $3,000,000 to clients.  During 2011, $1,088,000 or about 36% was repaid. As at June 30, 2013, the balance of such loan was $1,912,000.

The Company has bank and cash equivalents of approximately $7,565,058 as at June 30, 2013.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of June 30, 2013, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $1,115,497.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 9, 2013

By: /s/ John Liu, Director

Date:  August 9, 2013

By: /s/ Colman Au, Chief Financial Officer

Date:  August 9, 2013

23