Form 10-Q
period 2013-09-30
ALCO, INC.
filed 2013-11-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2013, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2013	December 31, 2012
Current assets:	(unaudited)
Cash and cash equivalents	$6,229,356	$7,988,861
Short-term investment	$110,509	113,014
Commissions receivable, net	242,950	207,094
Enrollment fee receivable	8,437	7,669
Fiduciary asset	1,757,517	1,750,712
Loan receivable	1,912,000	1,912,000
Tax receivable	20,337	185,318
Total current assets	10,281,106	12,164,668

Property, plant and equipment, net	2,280,732	224,685
Goodwill	286,050	288,171
Intangible asset	29,622	55,720

Other non-current assets:
Deposits and prepayment	225,698	240,050
Marketable securities	406,751	382,110
Other receivable	349,528	87,885
Total other non-current assets	981,977	710,045

Total Assets	$13,859,487	$13,443,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,804,258	$1,577,668
Claim payable	91,397	40,973
Other payable	214,399	131,363
Accrued expenses	50,431	207,619
Due to directors	9,317	1,448
Deferred revenue	1,667	1,917
Total Current Liabilities	$2,171,469	$1,960,988
Non-current Liabilities
Deferred tax liabilities	$19,270	$19,270
Total Non-current Liabilities	$19,270	$19,270

Total Liabilities	$2,190,739	$1,980,258
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;

10,336,000 shares issued and outstanding at September 30, 2013 and 10,342,000 shares issued and outstanding at December 31, 2012	10,336	10,342
Additional paid-in capital	340,901	306,547
Accumulated other comprehensive income	155,286	147,361
Retained earnings	10,862,879	10,797,202
Total ALCO, Inc. shareholders’ equity	11,369,402	11,261,452
Noncontrolling interest	299,346	201,579
Total equity	11,668,748	11,463,031
Total Liabilities and Stockholders’ Equity	$13,859,487	$13,443,289

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Commission income	$1,579,380	$1,560,559	$4,243,584	$4,418,735
Consulting income	21,129	22,517	44,194	36,450
Website advertising	1,000	3,500	4,250	10,500
Enrollment fee income	1,731	3,851	3,913	7,950
Total Revenues	1,603,240	1,590,427	4,295,941	4,473,635

Operating Expenses
Salaries	776,010	632,364	2,329,954	1,995,565
Travel expenses	132,895	117,645	299,227	328,935
Rents	178,548	130,479	493,399	492,985
Bad debt expenses	16,815	(1,504)	86,313	13,338
Depreciation and amortization	39,944	18,912	89,998	132,814
Other general and administrative	280,321	181,618	843,688	675,452
Total Operating Expenses	1,424,533	1,079,514	4,142,579	3,639,089

Income from Operations	178,707	510,913	153,362	834,546

Other Income (Expense)
Interest income	1,017	984	3,039	3,022
Investment income	3,737	3,207	13,998	11,272
Other revenues	26,068	3,740	70,562	21,417
Loss on disposal of fixed asset	-	(201)	-	(5,651)
Total Other Income	30,822	7,730	87,599	30,060

Income before provision for income taxes	209,529	518,643	240,961	864,606
Provision for income taxes	29,693	97,658	62,382	178,485
Net Income	179,836	420,985	178,579	686,121
Less: Net income attributable to the noncontrolling interest	(47,271)	(44,667)	(112,902)	(111,690)
Net income attributable to ALCO, Inc.	$132,565	$376,318	$65,677	$574,431

Comprehensive Income:
Net income	179,836	420,985	178,579	686,121
Other Comprehensive Income (Loss)
Marketable securities	14,708	20,515	14,322	63,285
Foreign currency translation adjustments	7,820	(1,786)	(6,397)	2,116
Comprehensive Income	$202,364	$439,714	$186,504	$751,522
Less: comprehensive income attributable to noncontrolling interest	(47,271)	(44,667)	(112,902)	(111,690)
Comprehensive Income attributable to ALCO. Inc.	155,093	395,047	73,602	639,832

Basic and Fully Diluted Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$0.01	$0.04	$0.01	$0.06

Weighted average shares outstanding	10,336,000	10,342,000	10,336,022	10,342,701

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Period ended September 30,
	2013	2012
Operating Activities
Net income	$178,579	$686,121
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	86,313	13,338
Depreciation expense	64,397	116,545
Amortization expense	25,601	16,269
Stock-based compensation	34,348	62,071
Loss on disposal of fixed assets	-	5,651
Stock dividend received	(13,998)	(11,272)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(248,950)	101,059
(Increase)/Decrease in enrolment fee receivable	(768)	(1,572)
(Increase)/Decrease in deposit and prepayment	13,001	66,437
(Increase)/Decrease in fiduciary asset	(10,509)	(2,008,731)
(Increase)/Decrease in other receivable	(257,900)	38,125
(Increase)/Decrease in tax receivable	164,996	-
Increase/(Decrease) in tax payable	-	175,430
Increase/(Decrease) in accounts payable	354,298	2,159,253
Increase/(Decrease) in claims payable	50,424	20,229
Increase/(Decrease) in other payable	82,915	(569,373)
Increase/(Decrease) in accrued expenses	(156,868)	(33,952)
Increase/(Decrease) in deferred revenue	(250)	3,500
Net cash provided by operating activities	365,629	839,128

Investing Activities
Short-term investment	(498)	-
Cash paid for purchase of fixed assets	(2,119,673)	(169,608)
Net cash used in investing activities	(2,120,171)	(169,608)

Financing Activities
Dividend paid to minority shareholders	(147,179)	(125,641)
Capital injection from minority shareholders	132,044	-
Borrowings on related party debt	14,591	9,963
Principal payments on related party debt	(6,723)	(49,707)
Net cash provided by (used in) financing activities	(7,267)	(165,385)

Net (decrease) increase in cash and cash equivalents	(1,761,809)	504,135
Effect of exchange rate changes on cash and cash equivalents	2,304	1,949
Cash and cash equivalent at beginning of period	7,988,861	8,203,957
Cash and cash equivalent at end of period	$6,229,356	$8,710,041

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-

Income taxes paid	$102,599	$3,049

Non-Cash Transactions
Dividend Received	$10,319	$11,226
Restricted shares issued/(forfeited)	$(6)	$(6)
Change in fair value for Available-for-sales securities	$14,322	$63,285

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2012	10,342,000	10,342	306,547	147,361	10,797,202	11,261,452	201,579	11,463,031

Restricted stock issued
Stock issued	-	-	-	-	-	-	-
Stock forfeited	(6,000)	(6)	6	-	-	-	-	-
Stock based compensation	-	-	34,348	-	-	34,348	-	34,348
Unrealized gain on marketable securities	-	-	-	14,322	-	14,322	-	14,322
Foreign currency translation adjustments	-	-	-	(6,397)	-	(6,397)	-	(6,397)
Capital injection from noncontrolling interest							132,044	132,044
Net income	-	-	-	-	65,677	65,677	112,902	178,579
Dividend paid	-	-	-	-	-	-	(147,179)	(147,179)

Balance, September 30, 2013 (Unaudited)	10,336,000	10,336	340,901	155,286	10,862,879	11,369,402	299,346	11,668,748

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.16160:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.16003:CNY1

The functional currency of ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.79070:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.79358:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the nine-month period ended September 30, 2013.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Note 3 – Cash

	September 30,	December 31,
Cash consist of the following:	2013	2012

Cash in hand	$17,671	$10,575
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	4,719,165	6,779,370
United Overseas Bank	669,220	443,588
Bank of China	212,296	182,131
Sun Hung Kei Financial	39	98
Bank of Shanghai	604,310	566,456
Industrial and Commercial Bank of China	241	232
Cash in bank – Fixed deposit	6,414	6,411
	$6,229,356	$7,988,861

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit included in Cash in bank – Fixed deposit as shown as above.  On September 30, 2013, a bank guarantee of $5,540.81 was provided.

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

Note 4 – Commissions Receivable

	September 30,	December 31,
Commissions receivable consist of the following:	2013	2012

Commissions receivable	$403,952	$300,646
Less: allowances for doubtful accounts	161,002	93,552
	$242,950	$207,094

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $1,757,517 and $1,750,712 at September 30, 2013 and December 31, 2012, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at September 30, 2013 and December 31, 2012:

Assets	Fair value		Fair value Hierarchy
	September 30, 2013	December 31, 2012

Stocks	$406,751	$382,110	Level 1
Short-term investment	$110,509	$113,014	Level 2

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized gain of $14,322 and $63,285 for the investments were recognized in the other comprehensive income for the nine months ended September 30, 2013 and 2012, respectively.  All these gains and losses are related to the investments listed in the Hong Kong Stock Exchange.

	Nine Months Ended September 30,
Investment Income	2013	2012

Dividend from the publicly traded equity securities	$13,998	$11,272

Note 7 – Due to Directors

	September 30,	December 31,
Due to directors consist of the following:	2013	2012

Andrew Liu Fu Kang	$8,897	$743
John Liu Shou Kang	420	705
	$9,317	$1,448

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the nine months ended September 30, 2013 and 2012, the Company recognized $34,348 and $62,071 respectively, of stock-based compensation expense.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended September 30,
Location	Landlord	2013	2012

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$23,077	$23,077
Director (Andrew) Quarter	First Pacific Development Ltd	-	3,333
		$23,077	$26,410

Note 10 – Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2013 and 2012 was 25.89% and 20.64%, respectively.  The provisions for income taxes for the periods ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,
	2013	2012

Current	$62,382	$178,485
Deferred	-	-
	$62,382	$178,485

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Nine Months Ended September 30,
	2013	2012

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	9.39%	4.14%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	25.89%	20.64%

Note 11 – Noncontrolling Interest

On March 18, 2013, the Company subsidiary Chang An Consultants Ltd., declared dividends of HK$2,870,000, or $367,949.  The Company has paid 40% of the dividends or $147,179 to the noncontrolling shareholders.

Note 12 – Purchase of Property in UK

On April 30, 2013, the Company’ CEO, Andrew Liu, entered into an agreement for the purchase of real property located in Holly Mount, London, United Kingdom. Mr. Liu was authorized by the board of directors to execute the contract in his own name acting as the agent or nominee of the company. The property is an 83 square meter house for which the gross purchase price is GBP 1.25 million (approximately US$1.91 million), exclusive of closing cost. The purchase of the property is to provide an accommodation in UK for the Company’s directors for business purpose. The transaction was completed on July 29, 2013 with the full payment made and the title of the property transferred to AL Marine Holdings (BVI) Ltd.

Note 13 – Capital Injection

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2012 AND THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

Nine-month end:

Revenue for the nine months ended September 30, 2013 was $4,295,941, as compared to $4,473,635 for the same period of 2012.  The decrease of $177,694 or approximately 4% was mainly due to decreases of commission income, website advertising and enrollment fee income which are partially offset with an increase of consulting income.  Commission income, which is based on a percentage of the premiums paid by the insured, decreased by $175,151, or 4%, when compared to the comparable period of 2012.  Most of the decrease was contributed by ALC and CAC while commission income of SHB and ALCO Insurance for the nine months ended September 30, 2013 increased by $70,650 and $252,827 respectively, comparing to the same period in 2012.  If the contribution from SHB and ALCO Insurance are excluded, commission income of the group for the same period of 2013 decreased by $498,628 or 12% as compared to the same period of 2012.  The decrease of commission income was mainly due to average commission earned per client decreased by 8% and the number of clients decreased by 2% during the period.

Main reason for the decrease of number of clients was that the shipping market was still difficult during the period. Certain clients sold their vessels as scrap because of the poor shipping market, giving rise to lowered demand for insurance.  In addition, average commission earned per client decreased because a decrease in the commission percentage was seen during the period. In 2013, total commission income contributed by ALC, CAC, SHB and ALCO Insurance was 78%, 9%, 8% and 6% respectively.

Consulting income for the nine months ended September 30, 2013 was $44,194 as compared to $36,450 for the comparable period of 2012.  The increase of $7,744 or approximately 21% was mainly due to increased demand of the services.  Website advertising income for the nine months ended September 30, 2013 was $4,250 as compared to $10,500 for the same period of 2012.  The decrease of $6,250 or approximately 60% was mainly because demand for the advertising services decreased.  Enrollment fee for the nine months ended September 30, 2013 were $3,913 as compared to $7,950 for the same period of 2012.  The decrease was mainly due to the decrease of enrollment during the period.

Three-month end:

Revenues for the three months period ended September 30, 2013 were $1,603,240, as compared to revenues of $1,590,427 for the three months period ended September 30, 2012.  The increase of $12,813 or approximately 1% was mainly due to increases of commission income which is partially offset with a decrease of consulting income, website advertising and enrollment fee income.  Commission income for the three months period ended September 30, 2013 was $1,579,380 as compared to $1,560,559 for the same period of 2012.  The increase of $18,821 or approximately 1% was mainly contributed by SHB and ALCO Insurance, which was newly acquired in October 2012.  During the three-month period ended September 30, 2013, commission income earned from SHB increased $61,386 or 83% as compared to the same period of 2012.  In addition, commission income earned from ALCO Insurance was $114,497.  The increase is partially offset by the decreases of $157,062 or 11% in ALC and CAC.

Consulting income for the three months period ended September 30, 2013 was $21,129 compared to $22,517 for the comparable period of 2012.  The decrease of $1,388 or 6% was mainly because demand of the services decreased during the period.  In addition, website advertising income and enrollment fee income for the three months period ended September 30, 2013 were $1,000 and $1,731, a decrease of $2,500, or 71%, and $2,120, or 55%, respectively as compared to the same period in 2012.  Causes for the decreases are same as the causes stated in the nine-month end paragraph above.

Income before tax and noncontrolling interest

Nine-month end:

Income before tax and noncontrolling interest for the nine months ended September 30, 2013 was $240,961 as compared to $864,606 for the nine months ended September 30, 2012.  The decrease of $623,645, or approximately 72%, was mainly because the revenue decreased by 4% and the operating expenses increased by 14% at the same time.  Causes for the revenue decrease were discussed in the section of Revenue above while causes for the operating expense increase will be discussed in the section of operating expenses below.

Other income increased to $87,599 for the nine months ended September 30, 2013 from $30,060 for the same period of 2012.  The increase of $57,539 was mainly due to the reduction in loss on disposal of fixed asset and the increase in investment income and other revenue.  Investment income increased by 24% to $13,998 for the nine months ending September 30, 2013 as compared to $11,272 in the comparable period of 2012.  It was mainly a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the nine months ended September 30, 2013 was $70,562 as compared to $21,417 for the comparable period of 2012.  The increase of $49,145 or approximately 229% mainly came from ALCO Insurance, which was newly acquired by the Company in October 2012.

Three-month end:

Income before tax and noncontrolling interest for the three months ending September 30, 2013 was $209,529 as compared to $518,643 for the three months period ended September 30, 2012.  The decrease of $309,114 or approximately 60%, was mainly due to the 32% increase in operating expenses. The decrease is partially offset by the 1% increase in revenue.  Causes for the changes are same as the causes stated in the nine months end paragraph above.

Operating expenses

Operating expenses for the nine months ending September 30, 2013 were $4,142,579, as compared to $3,639,089 for the same period of 2012.  The increase of $503,490 or approximately 14% was mainly from ALCO Insurance, which was newly acquired in October 2012.  As a result, salary and other general and administrative expenses increased.  If Operating expenses of ALCO Insurance were excluded, operating expenses of the group for the same period of 2013 would have increased by $240,610 or 7% as compared to the same period of 2012.

Operating expenses for the three months ending September 30, 2013 were $1,424,533, as compared to $1,079,514 for the same period of 2012.  The increase of $345,019 or approximately 32% was mainly from ALCO Insurance which was newly acquired in last year.  As a result, salary and other general and administrative expenses increased. If Operating expenses of ALCO Insurance were excluded, operating expenses of the group for the three months period ended September 30 2013 would have increased by $241,272 or 22% as compared to the same period of 2012.

The reasons for the increases and decreases in the major items of operating expense in 2013, as compared to the same period of 2012, are as follows:

■

Salaries – increased $334,389 or 17% for the nine months ended and $143,646 or 23% for the three months ended September 30, 2013 as compared to the same period of 2012.  About 34% of the increase of the Salary expenses for the nine months ended September 30, 2013 came from ALCO Insurance. The remaining 66% increase was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – decreased $29,708 or 9% for the nine months ended and increased $15,250 or 13% for the three months ended September 30, 2013 as compared to the same period of last year.  The decrease in nine months period was because of the effort of expense control during the first quarter of 2013.  On the other hand, the increase in the three months period in 2013 was because more business trips were taken during the third quarter of 2013 to establish relationship with new clients.

■

Rent – increased $414 or 0% for the nine months ended and $48,069 or 37% for the three months ended September 30, 2013 as compared to the same period of last year.  The increase was mainly due to the fact that the Company leases a new office space with higher rate during the period.

■

Bad debt expenses – increased $72,975 or 547% for the nine months ended and $18,319 or 1218% for the three months ended September 30, 2013 as compared to the same period of last year.  The increase was mainly due to the fact that the provision of doubtful debts increased during the periods.

■

Depreciation and amortization – decreased $42,816 or 32% for the nine months ended and increased $21,032 or 111% for the three months ended September 30, 2013 as compared to the comparable period of 2012.  Because the Hong Kong Office was moved to a new location in March 2012, beginning in November 2011, we began to amortize the net book value of the leasehold improvement of the old location over their shortened remaining life.  Consequently, additional depreciation was charged for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013, depreciation for fixed assets was $64,397, a decrease of $52,148, or 45%, from $116,545 in the comparable period of 2012, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $25,601 for the nine months ended September 30, 2013, an increase of $9,332 or 57% as compared to the same period of 2012.  The increase is primary due to the additional charge produced from ALCO Insurance’s intangible asset acquired in last year.   For the three months ended September 30, 2013, depreciation increased is mainly because of depreciation was charged for the newly acquired property in UK.

■

Other general & administrative expenses – increased $168,236 or 25% for the nine months ended and $98,703 or 54% for three months ended September 30, 2013 as compared to the same period of 2012.  For the nine months period, about 30% of the increase came from ALCO Insurance.  For the rest of 70%, the increase was primarily related to a liaison office that was set up in Dalian, and general price inflation for the liaison offices in China.  Another reason is that additional telecommunication expense was incurred for the Company’s new telephone system.  For the three months period, about 20% of the increase came from ALCO Insurance.  For the rest of 80%, the increase was caused by the reason stated as above.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2013, cash provided by the operating activities totaled $365,629.  This was primarily due to net income during the period plus an increase in commission receivable, enrollment fee receivable, fiduciary asset, other receivable, account payable, claim payable, and other payable which was partially offset by a decrease in deposit and prepayment, tax receivable, accrued expenses and deferred tax liability.

Net income after adjustments of non-cash activities for the nine months ended September 30, 2013 decreased by $513,483, or 58% as compared to the same period of 2012.  The changes in operating assets and liabilities for the nine months ending September 30, 2013 increased $39,984 or 81% as compared to the same period of 2012.  As a result, net cash provided by operating activities for the nine months ended September 30, 2013 decreased by $473,499 or approximately 56% as compared to the same period of last year.

For the nine months ended September 30, 2013 and 2012, cash used in investing activities amounted to $2,120,171 and $169,608, respectively.  For 2013, the fund was mainly used for purchase of fixed assets including a real property located in Holly Mount, London, United Kingdom.For 2012, the fund was used for the purchase of fixed assets including the furniture & fixtures for the new office and the upgraded phone system.

For the nine months ended September 30, 2013, cash used in finance activities totaled $7,267.  It consists of capital injection of $132,044 from minority shareholders of ALCO Insurance, and borrowings of $14,591 on related party debt.  The cash inflow was offset by the dividend payment of $147,179 to minority shareholders of CAC, and principal payments of $6,723 on related party debt.

Assets and liabilities

As at September 30, 2013, the Group’s balance sheet reflects total assets of $13,859,487 and total liabilities of $2,190,739.  Total assets and liabilities increased $416,198 or approximately 3% and $210,481 or approximately 11% respectively when compared to the year ended December 31, 2012.  The increase of total assets was mainly due to an increase of commission receivable, enrolment fee receivable, fiduciary asset, property, plant and equipment, marketable securities, and other receivable which was partially offset by a decrease of cash and cash equivalents, tax receivable, goodwill, intangible asset, and deposits and prepayment.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, other payable, and due to director which was partially offset by a decrease of accrued expenses, and deferred revenue.

As at September 30, 2013, commission receivable was $242,950 as compared to $207,094 as at December 31, 2012, while trade accounts payable was $1,804,258 as compared to December 31, 2012 balance of $1,577,668.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because certain payment advances made on behalf of customers were made, other receivable increased by $261,643 or 298% as compared to the year end of 2012.  Furthermore, because certain fund was received on behalf of customers during the period, the other payable increased $83,036 or 63% as compared to the year end of 2012.  On the other hand, certain claim proceeds were received on behalf of customers but have not been paid yet, the claim payable increased by $50,424 or 123% as compared to the year end of 2012.

Accrued expenses were $50,431 as at September 30, 2013, reduced by $157,188 or approximately 76% from $207,619 as at December 31, 2012.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2012.  In addition, tax receivable as at September 30, 2013 was $20,337.  The decrease in tax receivable is in relation to the provision of income tax for the nine months ended September 30, 2013.

Because the interest rate is maintained at a very low level in the recent years, the Company purchased publicly traded equity securities with high dividend yield since 2008 for long term investment purpose.  The market value of the equity securities was $406,751 and $382,110 as at September 30, 2013 and December 31, 2012 respectively.  The increase of $24,641 or approximately 6% was mainly due to the stock dividends received during the period and the change of fair values between September 30, 2013 and December 31, 2012.

In August 2011, the Company made a secured loan of $3,000,000 to clients.  During 2011, $1,088,000 or about 36% was repaid. As at September 30, 2013, the balance of such loan was $1,912,000.

As at September 30, 2013, property, plant and equipment were $2,280,732 as compared to $224,685 as at December 31, 2012.  The increase of $2,056,047 or approximately 915% was mainly due to the newly acquired property.  In

April 2013, the Company purchased a real property located in Holly Mount, London, United Kingdom.  The property is an 83 square meter house for which the gross purchase price is GBP1.25 million (approximately US$1.91 million), exclusive of closing costs.  The acquisition was completed in July 2013.

The Company has bank and cash equivalents of approximately $6,229,356 and certificate of deposit of approximately $110,509 with the maturity of one year as at September 30, 2013.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  During the period end of September 30, 2013, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements as well as operating lease commitments of $970,699.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evalua tion, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 14, 2013

By: /s/ John Liu, Director

Date:  November 14, 2013

By: /s/ Colman Au, Chief Financial Officer

Date:  November 14, 2013