Form 10-K
period 2013-12-31
ALCO, INC.
filed 2014-03-31
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March XX, 2014, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

On October 1, 2012, AL Marine acquired 82% of the outstanding shares of Kim Insurance Brokers Pte Limited (“KIM”), a Singapore corporation.  On March 27, 2013, the Company changed the name of KIM to ALCO Insurance Brokers Pte Limited (“ALCO Insurance”).

The business of ALCO is now carried on through AL Marine and its subsidiaries.

PRINCIPAL PRODUCTS AND SERVICES

ALCO operates through its subsidiaries: ALC, CAC, ESA, SHB and ALCO Insurance.  These subsidiaries operate primarily in Hong Kong, China and Singapore.

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

ALC works in placing insurance coverage with both hull and machinery coverage (“H&M”) providers and protection and indemnity coverage (“P&I”) providers.  H&M covers the physical loss of or damage to the vessel arising from accidents, while P&I covers liabilities, losses, expenses and costs incurred in relation to injury or death on board. Business from China-based clients accounts for 95% of the business of ALC.

ALC places insurance coverages with approximately twenty different insurance providers. For P&I insurance, the Company places insurance with the thirteen major P&I clubs.  For H&M coverage, ALC places coverages with Lloyd’s Underwriters, among others.  ALC does not have any written agreements with these insurance providers.

ESA

AL Marine owns 85% of ESA.  In 2004, ESA was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) ("ICS") to set up ICS's first distant learning center in Shanghai, China.  ICS is an internationally recognized professional body representing shipbrokers, managers, and agents throughout the world.  ICS has approximately 3,500 members in over 60 countries.

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas. As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, ESA is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP350 (approximately US$574), of which GBP330 (approximately US$540) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  ESA is responsible for paying the set up and maintenance for the center.

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2013, ESA had net assets of $(104,147) with a cash balance of $61,082, accounts receivable of $8,593, due to related parties of $150,407 and accounts payable of $21,296.

During the 2013 fiscal year, ESA received 9,888 from enrollment fees from this arrangement. It spent approximately $26,277 setting up and maintaining the learning center.

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

CAC has no formal agreement with the CSC Group.  In 2013, approximately 8% of ALCO’s revenue was generated from CAC.

SHB

AL Marine indirectly owns 100% of SHB through ALM Shanghai and a local Chinese individual.  SHB, which was incorporated in China in July 2005, is an insurance brokerage firm engaging in general insurance brokerage in relation to property, motor vehicle, liability & indemnity, health and accident, etc.  SHB primary operations are in China.

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

SHB became ALCO’s subsidiary on December 16, 2010. In 2013, approximately 7.3% of ALCO’s revenue was generated from SHB.

ALCO Insurance

AL Marine owns 82% of ALCO Insurance, which it acquired on October 1, 2012.  ALCO Insurance was incorporated in Singapore in February 1989.  It is an insurance brokerage firm engaging in general insurance brokerage business for property, motor vehicle, liability & indemnity, health and accident, etc.  The primary operations of ALCO Insurance are in Singapore.

Under Singapore government regulations, a person who acts as an insurance broker must be registered with the Monetary Authority of Singapore (“MAS”) starting 1999.  ALCO Insurance was registered in July 2000 in accordance with the regulations. In order to maintain the registration, an insurance broker must meet minimum requirements in regard to paid-up capital, professional indemnity insurance, net asset value, insurance broking premium accounts, etc. These requirements are determined by the Singapore government.  If an insurance broker does not meet these standards, MAS can withdraw the insurance broker’s registration.

ALCO Insurance became ALCO’s subsidiary on October 1, 2012.  In 2013, approximately 7.6% of ALCO’s revenue was generated from ALCO Insurance.

On July 25, 2013, paid up share capital of ALCO Insurance was increased from SGD304,000 (approximately US$243,419) to SGD1,230,000 (approximately US$984,887).  The increase of SGD926,000 (approximately US$741,468) was divided into 926,000 ordinary shares and allotted in according to the current shareholding percentage. The Company injected additional SGD759,320 (approximately US$609,424) into ALCO Insurance and received capital injection of SGD166,680 (approximately US$132,044) from the non-controlling shareholder.  The ownership percentage remains unchanged after the capital injection.

DESCRIPTION OF INDUSTRY

Marine Insurance Brokerage

Marine insurance is a mature industry, which is diverse in terms of types of coverage and insurers.  These different options are intended to suit the risk profile and requirements of different types of vessels, voyages, shipowners, and charterers.  Within marine insurance, the two most common forms of insurance are H&M and P&I.  H&M covers the physical loss of or damage to the vessel arising from accidents, while P&I covers liabilities, losses, expenses and costs incurred in relation to injury or death.

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

ALCO’s subsidiary, ALCO Insurance, must comply with the minimum requirements specified by the MAS under Section 35Y of the Insurance Act Chapter 142.  The minimum requirements specified by the rules include:

(a)

To maintain paid up share capital of an amount not less than Singapore dollar $300,000

(e)

To maintain a professional indemnity insurance policy in accordance with the minimum requirements specified by the MAS under Section 35Y of the Insurance Act

(b)

To maintain net asset value at all times not less than 50% of the minimum paid up share capital

(c)

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

ALCO had a customer retention rate of approximately 77% in 2013. We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2013, ALCO had over 280 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-brokers.

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

EMPLOYEES

At the time of this report, ALCO had 72 employees, including 50 in operations and 22 in supporting and administrative functions.  All employees are full time.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents its facilities from third parties.  As of December 31, 2013, ALCO leased approximately 13,846 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Wanchai, Hong Kong	6,350 sq. ft	Headquarters

Shanghai, China	3,251 sq. ft	Offices
Fuzhou, China	1,243 sq. ft	Office
District 01, Singapore	2,024 sq. ft	Office
Dalian, China	978 sq. ft	Office

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

The Dalian office is leased from a third party starting from January 2013.

ALCO’s current total monthly rental payment for the facilities mentioned as above is approximately US$42,997. We intend to renew these leases upon their expiration.

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

As of December 31, 2013, ALCO had 10,336,000 shares of common stock issued and outstanding.  The shares are held by 37 stockholders of record.

On June 1, 2010, the Company issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on June 1, 2010.  The restricted shares were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company. The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $310,860, of which $85,303 (6,000 shares with fair value of $9,420 were subsequently forfeited) and $37,615 was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2012 and the year ended December 31, 2013 respectively.  No balance will be recognized as stock-based compensation expenses in the coming year because it is fully amortized in 2013.

On June 1, 2011, the Company issued 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The plan was approved by the board of directors on June 1, 2011.  The shares were issued at a strike price of $2.79, which was equal to the fair value of the Company’s stock on June 1, 2011, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $71,145, of which -$1,744 (13,500 shares with fair value of 37,665 were subsequently forfeited) and -$8,835 (6,000 shares with fair value of 16,740 were subsequently forfeited) were recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2012 and 2013 respectively.  No balance will be recognized as stock-based compensation expenses in the coming year because the balance of shares was forfeited in 2013.

On June 1, 2012, the board of directors approved and the Company granted an award of 13,500 shares of restricted stock to a key employee of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The shares were issued at a strike price of $1.65, which was equal to the fair value of the Company’s stock on June 1, 2012, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $22,275, of which $4,331 and $7,425 was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2012 and 2013 respectively.  The balance will be recognized as stock-based compensation expenses in the coming years.

ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

There were three major tasks in the management’s plan of operations for 2013. The first was enhancing the marketing function, the second was streamline the policies and procedures of Singapore subsidiary, and the third was tightening control measures to monitor and reduce operating expenses.  After reviewing the operation performance of last year, management believes that each of the tasks was successfully completed.

For purposes of enhancing the company’s marketing function, we set up a new liaison office in Dalian and hired a new marketing representative.  In addition, we arranged several marketing activities with our business partners to promote the Company to new clients and to strengthen our relationship with our existing clients.  We believe the enhancements were successful because we acquired 66 new clients during 2013.  In addition, our client retention rate increased by 5 points during the year, to approximately 77%.  Regarding streamlining the policies and procedures of our Singapore subsidiary, we conducted an internal review and established a control manual for financial management, which we believe will help to increase work efficiency.  Management believes its efforts to tighten control measures in order to monitor and reduce operating expenses, were successful because some operating expenses decreased during the year.  For example, travel expenses at the group level decreased 11% in 2013 when compared to 2012.  Other general and administrative expenses for Hong Kong office decreased approximately 4% in 2013 as compared to 2012.

Management believes that the 2014 fiscal year will still be a difficult year because the shipping market hasn’t fully recovered yet.  Therefore, the Company plans to continue to tighten control measures in order to monitor and reduce operating expenses.  In addition, because of market conditions, we will further enhance our credit controls to improve the average collection period for outstanding receivables.  For our Singapore subsidiary, we plan to appoint an independence consultant to carry out an audit review.  The main objective of this audit is to ensure the control measures we established are implemented and working efficiently.  Further, because we have received substantial positive feedback on the marketing activities we initiated in 2013, we will continue to organize similar activities with our business partners in 2014.  In addition, we will put more effort into acquiring new clients.

We believe the plans mentioned above will help to turn the Company back into profitability.  However, implementation of the plans will depend on the market situation, associated risk factors and our internal resources.  There is no assurance that we will be able to implement these plans within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2013 compared with 2012

Revenue:

Revenue for 2013 was $5,783,414 as compared to $6,006,543 for 2012. The decrease of $223,129 or approximately 4%, was mainly due to decreases of commission income from existing clients and from website advertising income, which were partially offset with an increase of consulting and enrollment fee income.

Commission income is based on a percentage of the premiums paid by the insured, and decreased by $219,874 or 4% when compared to last year. The decrease mainly came from ALC and CAC and was mainly due to the fact that average commission earned per client decreased 10% even though the number of clients increased 1%.  The main reason for the decrease in average commissions earned per client was that insurance premiums slightly dropped by approximately 1% and commission percentage decreased by approximately 0.5 points during the year. In 2013, total commission income contributed by ALC, CAC, SHB and ALCO Insurance was 79%, 8%, 7% and 6% respectively.

Consulting income for 2013 increased to $55,800 from $53,582 in 2012.  The increase of $2,218 or 4% was because demand for consulting services increased.  In addition, enrollment fees for 2013 were $9,888 as compared to $6,611 for 2012. The increase was mainly due to the increases of customer’s demand and enrollment.  In addition, website advertising for 2013 was $5,250, the decrease was due to the decreases of customers’ demand.

Loss before tax and noncontrolling interest:

Loss before tax and noncontrolling interest for 2013 was $11,821 compared to income before tax and noncontrolling interest $728,675 for 2012. The decrease of $740,496, or approximately 102%, was mainly due to the combination of a decrease of revenue together with  an increase in operating expenses during the year.  The reasons for the decrease in revenue are discussed above, while the reasons for the increases of operating expense are discussed in the section below.  Other income increased to $107,253 in 2013 from $43,245 in 2012.  The increase was mainly due to the receipt of increased commissions from business referral and other business services we provided to clients.  The increase in other income was also partially the result of a government grant received by ALCO Insurance.

Interest income increased 20% in 2013 as compared to 2012 primarily because of the interest receivable earned from the loan receivable.  Another reason is that the appreciation of Chinese Yuan (“CNY”) gave rise to higher interest income from the cash which is deposited in CNY currency.  Investment income increased 22% in 2013 as compared to 2012 mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Operating expenses:

Total operating expenses were $5,902,488 for 2013, as compared to $5,321,113 for 2012.  The increase of $581,375 or 11% was mainly due to increases in salaries, rents, bad debt expenses, and other general and administrative expenses, which were partially offset by a decrease in travel, and depreciation and amortization during the year. The reasons for the changes in the major items are as follows:

•

Salaries – increased by $404,802 or 13% from $3,014,156 in 2012 to $3,418,958 in 2013.  Approximately 35% of the increase of the salary expenses came from ALCO Insurance.  The remaining 65% increase was mainly due to increases in pay rates and headcounts during the year of 2013.  In addition, pursuant to the Restricted Share Stock Compensation Plans, $36,205 was recognized as stock-based compensation expense in salaries during the year ended December 31, 2013.  The amount of stock based compensation decreased $51,686, or approximately 59%, as compared to 2012 because certain restricted shares were forfeited by employees who resigned and amortization for the plan which was implemented in 2010 was completed during the year.

•

Travel expenses – decreased by $48,684 or 11% from $442,447 in 2012 to $393,763 in 2013. The decrease was mainly because of the effort of expense control during the year.

•

Rents – increased by $66,701 or 10% from $639,096 in 2012 to $705,797 in 2013.  The increase was mainly due to the fact that new office spaces were rented for the Singapore office and the Dalian office.

•

Bad debt (recovery) expenses – increased by $111,782 or 2144% from ($5,213) in 2013 to $106,569 in 2012.  The increase was mainly because the provision of doubtful debts increased during the year.  In addition, there was an adjustment of over-provision for prior years in 2012.

•

Depreciation and amortization – decreased by $27,666 or 17% from $162,872 in 2012 to $135,206 in 2013.  Because the Hong Kong Office was moved to a new location in March 2012, beginning in November 2011, we amortized the net book value of the leasehold improvement of the old location over its reduced remaining life.  Consequently, additional depreciation was charged in 2012.  During the year of 2013, depreciation for fixed assets was $100,999, a decrease of $37,120, or 27%, from $138,119 in 2012, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $34,207 for the year of 2013, an increase of $9,454 or 38% as compared to 2012.  The increase is primary due to the additional charge produced from ALCO Insurance’s intangible asset acquired in 2011.

•

Other general & administrative expenses – increased $74,440 or 7% for 2013 as compared to last year.  Approximately 90% of the increase came from ALCO Insurance.  The additional 10% increase was primarily related to a liaison office that was set up in Dalian and general price inflation for the liaison offices in China, which was partially offset by a decrease in Hong Kong Office.  The decrease was mainly because of the effort of expense control during the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For 2013, cash provided by operating activities totaled $435,045 compared to $401,079 for 2012.  The receipt of funds was primarily due to net loss for the year plus increases in commission receivable, enrollment fee receivable, deposit and prepayment, fiduciary asset, other receivable, accounts payable, claims payable, other payable, which were partially offset by decreases in tax receivable, and accrued expenses.

Net loss after adjustments of non-cash activities for 2013 decreased by $622,159, or 78% as compared to 2012.  The changes in operating assets and liabilities for 2013 increased $656,125 or 167% as compared to 2012.  As a result, net cash provided by operating activities for 2013 increased by $33,966 or approximately 8% as compared to last year.

For the year of 2013 and 2012, cash used in investing activities amounted to $3,224,873 and $455,503, respectively.  For 2013, the fund was mainly used for purchase of fixed assets including a real property located in Holly Mount, London, United Kingdom, and a loan made to a third party.  For 2012, the fund was primarily used for the purchase of Alco Insurance and purchase of fixed assets including the furniture & fixtures for the new office and the upgraded phone system.

In 2013, cash used in financing activities totaled $15,595.  It consists of capital injection of $132,044 from minority shareholders of ALCO Insurance, and borrowings of $52,166 on related party debt.  The cash inflow was offset by the dividend payment of $147,179 to minority shareholders of CAC, and principal payments of $52,626 on related party debt.

Assets and liabilities

As of December 31, 2013, the Company’s balance sheet reflects total current assets of $10,481,334, which decreased by $1,683,334 or 14% as compared to $12,164,668 as of December 31, 2012.  Total current liabilities as of December 31, 2013 were $2,509,486, which increased by $548,498 or 28% as compared to $1,960,988 as of December 31, 2012.  The decrease of total current assets was mainly due to decreases of cash and cash equivalents, commission receivable and tax receivable which were partially offset by increases of enrollment fee receivable, fiduciary asset, and loan receivable.  The increase of total current liabilities was mainly due to increases of trade accounts payable, claims payable and other payable, partially offset by decreases of accrued expenses, due to directors and deferred revenue.

As of December 31, 2013, commission receivable was $142,739 as compared to $207,094 in 2012, while trade accounts payable and other payable were $2,090,472 and $159,451 respectively, as compared to December 31, 2012 balances of $1,577,668 and $131,363.  Each of these changes was due to the timing of commissions received from customers and making payments to insurers at the year end.  In addition, because the commission income decreased, commission receivable as at December 31, 2013 decreased by $64,355 or 31% as compared to December 31, 2012 balance.  In addition, because certain payment advances made on behalf of customers were paid, other receivable increased by $146,883 or 167% as compared to the year end of 2012.  Furthermore, because certain fund received on behalf of customers had been received, the other payable increased $28,088 or 21% as compared to the year end of 2012.  In addition, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $50,424 or 123% as compared to 2012.

As at December 31, 2013, loan receivable was $3,012,000, which increased by $1,100,000 or 58% as compared to last year.  The increase was due to the Company had provided a loan to a client.  Tax receivable as at December 31, 2013 was $88,153, which decreased by $97,165 or 52% as compared to last year.  The decrease is in relation to the provision of income tax for 2013.

Accrued expenses were $166,511 as at December 31, 2013, reduced by $41,108 or approximately 20% from $207,619 as at December 31, 2012.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2012, and certain operating expenses, which were lower than last year, were accrued in 2013.  As of December 31, 2013, there was $667 of deferred revenue included in the liabilities.  This item is in relation to the income received in advance for the website advertising.  In addition, the Company provided a deferred tax asset of $13,948 as at December 31, 2013.  Such asset is primarily attributable to the taxable loss carrying over and different methods used in the calculation of depreciation of property, plant and equipment for financial reporting purpose and for income tax purpose.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose. As of December 31, 2013, the market value of the equity securities was $413,328, which represents an increase of $31,218 or approximately 8% as compared to the market value of $382,110 for the last year.  The increase was mainly due to the change of fair values between December 31, 2013 and December 31, 2012, and the addition of equity securities which were acquired during the year.

As at December 31, 2013, property, plant and equipment were $2,248,611 as compared to $224,685 as at December 31, 2012.  The increase of $2,023,926 or approximately 901% was mainly due to the newly acquired property.  In April 2013, the Company purchased a real property located in Holly Mount, London, United Kingdom.  The property is an 83 square meter house for which the gross purchase price is GBP1.25 million (approximately US$1.91 million), exclusive of closing costs.  The acquisition was completed in July 2013.

Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of December 31, 2013, the carrying value of customer lists was $20,855 and the carrying value of goodwill was $301,498.

The Company has bank and cash equivalents of approximately $5,183,870 as at December 31, 2013.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of December 31, 2013, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $822,160.

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

According to the requirements of ASC 810, we have evaluated our relationships with SHB.  We have concluded that SHB is a VIE, and the Company is the primary beneficiary of the VIE.  Accordingly, we adopted the provisions of ASC 810 and consolidated SHB into our financial statements commencing in the fiscal year of 2010.

Earnings per Share

The Earnings per share is determined by dividing the net earnings by the weighted average number of outstanding shares during that period.

Currency

ALCO’s main subsidiaries, ALC, CAC and ESA use the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during the period between 2002 and 2013.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC, CAC and ESA were translated at year-end exchange rates.  Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

The functional currency of SHB and ALM Shanghai is the Chinese Yuan (“CNY”) while ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of SHB, ALM Shanghai and ALCO Insurance are translated into United States dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At December 31, 2013, the cumulative translation adjustment of $64,434 was classified as an item of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet.  For the year ended December 31, 2013, accumulated other comprehensive income was $169,177.

The exchange rates used to translate amounts in CNY and SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.16260:CNY1 and US$0.78355:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.16059:CNY1 and US$0.79328:SGD1

Revenue Recognition

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2013

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ALCO, Inc.

Hong Kong

We have audited the accompanying consolidated balance sheets of ALCO, Inc. and its subsidiaries (collectively, the “Company”)  as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2014

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012

ASSETS	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$5,183,870	$7,988,861
Short-term investment	109,785	113,014
Commissions receivable, net	142,739	207,094
Enrollment fee receivable	8,593	7,669
Fiduciary asset	1,936,194	1,750,712
Loan receivable	3,012,000	1,912,000
Tax receivable	88,153	185,318
Total current assets	10,481,334	12,164,668

Property, plant and equipment, net	2,248,611	224,685
Goodwill	301,498	288,171
Intangible asset	20,855	55,720

Other non-current assets:
Deposits and prepayment	240,430	240,050
Marketable securities	413,328	382,110
Other receivable	234,768	87,885
Deferred tax assets	13,948	-
Total other non-current assets	902,474	710,045

Total Assets	$13,954,772	$13,443,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,090,472	$1,577,668
Claim payable	91,397	40,973
Other payable	159,451	131,363
Accrued expenses	166,511	207,619
Due to directors	988	1,448
Deferred revenue	667	1,917
Total Current Liabilities	$2,509,486	$1,960,988
Non-current Liabilities
Deferred tax liabilities	$-	$19,270
Total Non-current Liabilities	$-	$19,270

Total Liabilities	$2,509,486	$1,980,258
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at December 31, 2013 and 10,342,000 shares issued and outstanding at December 31, 2012	10,336	10,342
Additional paid-in capital	342,758	306,547
Accumulated other comprehensive income	169,177	147,361
Retained earnings	10,593,963	10,797,202
Total ALCO, Inc. shareholders' equity	11,116,234	11,261,452

Noncontrolling interest	329,052	201,579
Total equity	11,445,286	11,463,031
Total Liabilities and Stockholders’ Equity	$13,954,772	$13,443,289

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year ended December 31,
Revenues	2013	2012
Commission income	$5,712,476	$5,932,350
Consulting income	55,800	53,582
Website advertising	5,250	14,000
Enrollment fee income	9,888	6,611
Total revenues	5,783,414	6,006,543

Operating Expenses
Salaries	$3,418,958	$3,014,156
Travel expenses	393,763	442,447
Rents	705,797	639,096
Bad debt expenses / (recovery)	106,569	(5,213)
Depreciation and amortization	135,206	162,872
Other general and administrative	1,142,195	1,067,755
Total operating expenses	5,902,488	5,321,113

Income (Loss) from Operations	$(119,074)	$685,430

Other Income (Expense)
Interest income	$5,128	$4,259
Investment income	17,770	14,520
Other revenues	84,355	30,329
Loss on disposal of fixed assets	-	(5,863)
Total other income	107,253	43,245

Income (Loss) Before Provision for Income Taxes	(11,821)	728,675
Provision for income taxes	43,102	190,609
Net Income (Loss)	(54,923)	538,066
Less: Net income attributable to the non-controlling interest	(148,316)	(139,651)
Net Income (Loss) Attributable to ALCO, Inc.	$(203,239)	$398,415

Comprehensive Income (Loss):
Net income (loss)	(54,923)	538,066
Other Comprehensive Income (Loss)
Marketable securities	13,377	102,552
Foreign currency translation adjustments	2,731	7,430
Comprehensive Income (Loss)	$(38,815)	$648,048
Less: comprehensive income attributable to non-controlling interest	(142,608)	(139,651)
Comprehensive Income (Loss) Attributable to ALCO. Inc.	(181,423)	508,397

Basic and Fully Diluted (Loss) Earnings per Share
Net income attributable to ALCO, Inc
common shareholders	$(0.02)	$0.04

Weighted average shares outstanding	10,336,016	10,342,525

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

	Year ended December 31,
	2013	2012
Operating Activities
Net income (loss)	$(54,923)	$538,066
Adjustments to reconcile net income to net cash:
Bad debt (recovery) expense	106,569	(5,213)
Depreciation expense	100,999	138,119
Amortization expense	34,207	24,753
Stock-based compensation	36,205	87,890
Loss on disposal of fixed assets	-	5,863
Deferred income taxes	(33,218)	19,270
Stock dividend received	(17,770)	(14,520)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(40,257)	195,141
(Increase)/Decrease in enrollment fee receivable	(924)	(289)
(Increase)/Decrease in deposit and prepayment	(2,053)	(6,213)
(Increase)/Decrease in fiduciary asset	(191,359)	(516,156)
(Increase)/Decrease in income tax receivable	97,252	(159,551)
(Increase)/Decrease in other receivable	(146,895)	37,047
Increase/(Decrease) in accounts payable	510,483	471,204
Increase/(Decrease) in claims payable	50,424	20,229
Increase/(Decrease) in other payable	27,984	(532,683)
Increase/(Decrease) in accrued expenses	(40,429)	98,122
Increase/(Decrease) in deferred revenue	1,250	-
Net cash provided by operating activities	435,045	401,079

Investing Activities
Short-term investment	(539)	(111,329)
Loan made to third parties	(1,100,000)	-
Cash paid for acquisition of subsidiary, net of cash received	-	(170,937)
Cash paid for purchase of fixed assets	(2,124,334)	(173,332)
Sale proceed from disposal of fixed assets	-	95
Net cash used in investing activities	(3,224,873)	(455,503)

Financing Activities
Dividend paid to minority shareholders	(147,179)	(125,640)
Capital injection from minority interest shareholder	132,044	-
Borrowings on related party debt	52,166	10,307
Principal payments on related party debt	(52,626)	(50,043)
Net cash used in financing activities	(15,595)	(165,376)

(Decrease) / increase in cash	(2,805,423)	(219,800)
Effect of exchange rate changes on cash	432	4,704
Cash at beginning of the year	7,988,861	8,203,957
Cash at end of the year	$5,183,870	$7,988,861

Supplemental Disclosures of Cash Flow Information:
Cash paid / (received) during year for:
Interest	$-	$-
Income taxes paid	$54,063	$342,369

Non-Cash Transactions
Restricted shares (forfeited) / issued	$(6)	$(6)
Purchase price allocation adjustment	$-	-
Change in fair value for Available-for-sales securities	$13,377	$102,552

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2012	10,348,000	$10,348	$218,651	$37,379	$10,398,787	$10,665,165	$124,303	$10,789,468

Restricted Shares issued to
Stock issued	13,500	14	(14)			-		-
Stock forfeited	(19,500)	(20)	20			-		-
Stock-based compensation			87,890			87,890		87,890

Unrealized gain on market security				102,552		102,552		102,552
Foreign currency translation adjustments				7,430		7,430		7,430
Acquisition of non-controlling interest							63,265	63,265
Net income					398,415	398,415	139,651	538,066
Dividend paid							(125,640)	(125,640)
Balance, December 31, 2012	10,342,000	10,342	306,547	147,361	10,797,202	11,261,452	201,579	11,463,031

Restricted Shares issued to
Stock issued
Stock forfeited	(6,000)	(6)	6			-		-
Stock based compensation			36,205			36,205		36,205

Unrealized gain on marketable securities				13,377		13,377		13,377
Foreign currency translation adjustments				8,439		8,439	(5,708)	2,731
Capital injection from non-controlling interest							132,044	132,044
Net income (loss)					(203,239)	(203,239)	148,316	(54,923)
Dividend paid							(147,179)	(147,179)

Balance, December 31, 2013	10,336,000	$10,336	$342,758	$169,177	$10,593,963	$11,116,234	$329,052	$11,445,286
See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

AL Marine is the 100% owner of Andrew Liu and Co., Ltd., a corporation principally engaged in the business of marine insurance brokerage in Asia.  AL Marine owns 60% of Chang An Consultants Ltd., a joint venture with China Changjiang National Shipping Corporation (“CSC Group”) that serves as a vehicle for the provision of marine insurance brokerage and other marine business services by AL Marine.  AL Marine owns 85% of EdushipAsia Ltd.  In 2005 and 2004, EdushipAsia Ltd was appointed as an exclusive agent by the Institute of Chartered Shipbrokers (UK) (“ICS”) to set up ICS’s first distant learning centre in Shanghai, PRC.  AL Marine owns 100% of AL Marine Holdings (Hong Kong) Limited (“ALM HK”), a corporation principally engaged in the investment holding.  ALM HK owns 100% of AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”), a corporation principally engaged in the investment holding.  ALM Shanghai, through an agency arrangement, owns 100% of Shanghai Heshili Broker Co. Limited (“SHB”), a corporation principally engaged in the business of general insurance brokerage in China.  AL Marine owns 82% of Kim Insurance Brokers Pte Ltd, a corporation principally engaged in the business of general insurance brokerage in Singapore. On March 27, 2013, the Company changed the name of Kim Insurance Brokers Pte Limited to ALCO Insurance Brokers Pte Limited (“ALCO Insurance”).

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

According to the requirements of ASC 810, we have evaluated our relationships with SHB.  We have concluded that SHB is a VIE, and the Company is the primary beneficiary of the VIE.  Accordingly, we adopted the provisions of ASC 810 and consolidated SHB into our financial statements commencing in the fiscal year of 2010.

The company’s VIE consolidated net assets were US$845,122 at December 31, 2013.

The consolidated financial statements have been prepared in accordance with US GAAP and the instructions to Form 10-K and Regulation S-K.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013 and 2012 for all periods presented have been made.

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

Short-term Investment

Short-term investment includes fixed deposit with maturity of one year with financial institution.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful live of our property is 20 years.  Land is not depreciated.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the income statement in the year of disposition.

The annual percentages applied on depreciation are:

Motor vehicles

20%

Furniture and fixtures

15%

Office equipment

15%

Leasehold improvements

20%

Property

5%

Land

0%

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

The Company adopted ASU 2011-08 "Intangibles-Goodwill and Other", which amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. In the qualitative assessment, the Company followed the steps specified in ASC 350-20-35-3C to evaluate the fair values of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill.  The assessment indicated no impairment of goodwill. Through the review completed in 2013, the Company concluded that there were no events or circumstances that triggered impairment, and there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.16260:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.16059:CNY1

The functional currency of ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.78355:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.79328:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive shares for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. These amendments provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of CTA in partial sales of equity method investments and in step acquisitions. For public entities, the amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Cash

	December 31,	December 31,
Cash consist of the following:	2013	2012

Cash in hand	$22,653	$10,575
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	3,763,362	6,779,370
United Overseas Bank	568,362	443,588
Bank of China	225,199	182,131
Sun Hung Kei Financial	284	98
Bank of Shanghai	597,407	566,456
Industrial and Commercial Bank of China	189	232
Cash in bank – Fixed deposit	6,414	6,411
	$5,183,870	$7,988,861

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit included in Cash in bank – Fixed deposit as shown above.  On December 31, 2013, a bank guarantee of $5,540.81 was provided and the detail is described in “Note 16 – Commitments and Contingencies” as below.

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

Note 4 – Commissions Receivable

	December 31,	December 31,
Commissions receivable consist of the following:	2013	2012

Commissions receivable	$336,299	$300,646
Less: allowance for doubtful accounts	(193,560)	(93,552)
	$142,739	$207,094

Note 5 – Fiduciary Assets

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $1,936,194 and $1,750,712 at December 31, 2013 and 2012 respectively.

Note 6 – Property, Plant and Equipment

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2013	2012

Furniture and fixtures	$47,610	$39,118
Office equipment	230,271	193,475
Leasehold improvements	92,823	42,265
Motor Vehicle	92,689	91,161
Land	810,938	-
Buildings	1,216,407	-
	2,490,738	366,019
Less: Accumulated depreciation	(242,127)	(141,334)
	$2,248,611	$224,685

Depreciation expense for 2013 and 2012 was $100,999 and $138,119 respectively.  Loss on disposal of fixed assets for the year ended December 31, 2013 and 2012 was $0 and $5,863 respectively.

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

Note 8 – Fair Value of Marketable Securities Investment and Investment Income

The following are the Company’s investments owned and securities sold short by level within the fair value hierarchy at December 31, 2013 and 2012 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2013	December 31, 2012

Stocks	$413,328	$382,110	Level 1
Short-term investment	$109,785	$113,014	Level 1

Unrealized gain of $13,377 and $102,552 for the investments were recognized in the other comprehensive income for 2013 and 2012, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2013	2012

Dividend from the publicly traded equity securities	$17,770	$14,520

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

On August 4, 2012 and 2013, ALC entered into a loan extension agreement with JMISCL and JXISCL, respectively.  Under the two extension agreements, the payable due date is extended to August 4, 2014.  All terms and conditions of the loan agreement remain unchanged.

On December 27, 2013, ALC entered into a loan agreement with its client, Zhenghe Shipping S.A. (“ZSSA”).  Under the loan agreement, ALC will make available to ZSSA an on demand loan facility in the principal amount of up to US$1,100,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is two months and is payable in full at any time upon demand.

As of December 2013 and 2012, the outstanding balance of the loan is as follows:

	December 31,	December 31,
	2013	2012

Loan amount	$1,912,000	$1,912,000
Addition	1,100,000	-
Less: Repayment	-	-
Balance	$3,012,000	$1,912,000

Note 10 – Due to Directors

	December 31,	December 31,
Due to directors consists of the following:	2013	2012

Andrew Liu Fu Kang	$283	$743
John Liu Shou Kang	705	705
	$988	$1,448

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

During the year ended December 31, 2013 and 2012, the Company recognized $36,205 and $87,890 respectively, of stock-based compensation expense.

Note 12 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2013	2012
Location	Landlord

Shanghai Quarter	Andrew Liu Fu Kang	$30,769	$30,769
Director (Andrew) Quarter	First Pacific Development Ltd	-	3,333
		$30,769	$34,102

Note 13 – Income Taxes

The Company's effective tax rate for 2013 and 2012 was -364.62% and 26.16%, respectively.  The provisions for income taxes for 2013 and 2012 are summarized as follows:

	2013	2012

Current tax	$76,321	$171,339
Deferred tax	(33,219)	19,270
	$43,102	$190,609

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2013	2012

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Temporary differences	-381.12%	2.64%
Miscellaneous permanent differences	-	7.02%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-364.62%	26.16%

As of December 31, 2013, the significant components of the Company’s deferred tax asset and liability are as follows:

	2013	2012

Taxable loss carrying over	$29,621	$-
Deferred tax asset	$29,621	$-

Depreciation of property, plant and equipment	$15,673	$19,270
Deferred tax liability	$15,673	$19,270

Deferred tax asset (liability), net	$13,948	(19,270)

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

Note 14 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2014	2015	2016 and thereafter	Total

Carmel Hill, Hong Kong (Director Quarter)	$65,385	$-	$-	$65,385
Fortis Tower, Hong Kong (Hong Kong Office)	312,615	156,308	-	468,923
Union Building, Shanghai, China (Shanghai Office)	17,327	-	-	17,327
Union Building, Shanghai, China (ALM Shanghai Office)	26,693	-	-	26,693
Sino Plaza, Fuzhou (Fuzhou Office)	25,772	-	-	25,772
The Octagon, Singapore (ALCO Insurance Office)	104,669	104,669	8,722	218,060

$552,461	$260,977	$8,722	$822,160

The Company has six material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2012 with a minimum lease commitment of $65,385.

For the Hong Kong Office in Wanchai, the initial term of the lease is three years and five months beginning January 30, 2012 with a minimum lease commitment of $468,923. This lease arrangement has a 50 days rent free period from January 30, 2012 to March 19, 2012.  When the lease is ended in June 2015, the Company can renew the lease for two years (from July 1, 2015 to June 30, 2017) at the prevailing market rent.

For the Shanghai Office, the initial term of the lease is one year beginning January 1, 2013 with a minimum lease commitment of $17,327.  For the Office of ALM Shanghai, the initial term of the lease is one year beginning January 1, 2013 with a minimum lease commitment of $26,693.  All the lease arrangements mentioned above have no renewal option and rent holiday.

For the Fuzhou Office, the initial term of the lease is two years beginning August 16, 2012 with a minimum lease commitment of $25,772.  This lease arrangement has no renewal option and rent holiday.

For the Singapore Office of ALCO Insurance, the initial term of the lease is three years beginning February 1, 2013 with a minimum lease commitment of $218,060.  This lease arrangement has a 46 days rent free period from December 17, 2012 to January 31, 2013.  When the lease is ended in February 2016, the Company can renew the lease for three years (from February 1, 2016 to February 2019) at the prevailing market rent.

Note 15 – Noncontrolling Interest

On March 18, 2013, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of approximately $367,949.  The Company has paid 40% of the dividends or $147,179 to the non-controlling shareholders.

On July 25, 2013, paid up share capital of ALCO Insurance was increased from SGD304,000 (approximately US$243,419) to SGD1,230,000 (approximately US$984,887).  The increase of SGD926,000 (approximately US$741,468) was divided into 926,000 ordinary shares and allotted in according to the current shareholding percentage. The Company injected additional SGD759,320 (approximately US$609,424) into ALCO Insurance and received capital injection of SGD166,680 (approximately US$132,044) from the non-controlling shareholder.  The ownership percentage remains unchanged after the capital injection.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	52	President and Chairman of the Board	2005
John Liu Shou Kang	53	Director	2005
Colman Au Kwok Wai	48	Chief Financial Officer, Secretary	2008

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2013, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2011, 2012 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Andrew Liu, CEO	2011	258,667	72,135	25,905 (1)	--	--	--	77,427 (2)	434,134
	2012	286,801	50,545	25,905 (1)	--	--	--	95,612 (3)	458,863
	2013	306,859	69,737	10,794 (1)	--	--	--	63,044 (4)	450,434
Colman Au, CFO	2011	122,269	10,513	7,065(1)	--	--	--	1,538 (5)	141,385
	2012	133,723	11,354	7,065(1)	--	--	--	1,763 (5)	153,905
	2013	141,369	11,923	2,944(1)	--	--	--	1,923 (5)	158,159

(1)

The figures reflect the shares of restricted stock of the Company granted under the 2010 Restricted Share Stock Compensation Plan.  The amounts represent the proportionate amount of the total fair value of restricted stock recognized by the Company as an expense in fiscal year 2010 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2011, 2012 and 2013 were determined in accordance with Statement of ASC No. 820 “Fair Value Measurements and Disclosures” (“ASC820”).

(2)

Includes expense reimbursement of $75,889 and Mandatory Provident Fund contributions of $1,538.

(3)

Includes expense reimbursement of $93,849 and Mandatory Provident Fund contributions of $1,763.

(4)

Includes expense reimbursement of $61,121 and Mandatory Provident Fund contributions of $1,923.

(5)

Being Mandatory Provident Fund contributions.

The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong.  Most employees and employers are required to contribute monthly to schemes provided by government approved private organizations.  Contributions are based on a percentage of an employee’s salaries.  The contribution vests fully with the employee immediately upon payment into the scheme.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2013.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	376,596	10,794	--	--	--	63,044	450,434
John Liu	297,120	10,794	--	--	--	49,167 (1)	357,081

(1)

Includes expense reimbursement of $46,825 and Mandatory Provident Fund contributions of $1,923.

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

Name	No. of shares	Percent of Class
Andrew Liu, President and Chairman (1) Flat 3, 24/F., Blk A, Viking Garden 42 Hing Fat Street, Hong Kong	6,253,168 (2)	60.50%
John Liu, Director (1) House No. 12, Carmel Hill, Stanley, Hong Kong	2,603,435 (3)	25.19%
Colman Au, Chief Financial Officer, Secretary (1) 25th Floor, Fortis Bank Tower, No. 77-79 Gloucester Road, Wanchai, Hong Kong	13,500 (4)	0.13%
All Officers and Directors as a group (3 in number)	8,870,103	85.82%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fee billed by MaloneBailey, LLP for audit of the Company’s annual financial statements was $63,000 for the fiscal year ended December 31, 2013 and $65,000 for the fiscal year ended December 31, 2012.  The aggregate fees billed by MaloneBailey, LLP for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q during 2013 were $15,000.

(2) MaloneBailey, LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2013.

Tax Fees

(3) The aggregate fees billed by MaloneBailey, LLP for tax compliance, tax advice and tax planning were $2,500 for the fiscal year ended December 31, 2012.  The aggregate fees for the fiscal year ended December 31, 2013 with $2,500 are accrued.

All Other Fees

(4) MaloneBailey, LLP did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2013.

Audit Committee’s Pre-approval policies and procedures

(5) ALCO, which is not yet publicly traded, does not have an audit committee.  The current board of directors functions as the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date: March 31, 2014

By: /s/ John Liu, Director

Date: March 31, 2014

By: /s/ Colman Au, Chief Financial Officer

Date: March 31, 2014