Form 10-Q
period 2014-03-31
ALCO, INC.
filed 2014-05-15
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2014, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2013.

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2014	December 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$5,433,443	$5,183,870
Short-term investment	110,632	109,785
Commissions receivable, net	346,054	142,739
Enrollment fee receivable	8,146	8,593
Fiduciary asset	1,825,675	1,936,194
Loans receivable	2,392,000	3,012,000
Tax receivable	74,752	88,153
Total current assets	10,190,702	10,481,334

Property, plant and equipment, net	2,232,976	2,248,611
Goodwill	300,340	301,498
Intangible asset	18,014	20,855

Other non-current assets:
Deposits and prepayment	214,677	240,430
Marketable securities	385,821	413,328
Other receivable	187,057	234,768
Deferred tax assets	13,948	13,948
Total other non-current assets	801,503	902,474

Total Assets	$13,543,535	$13,954,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,858,528	$2,090,472
Claim payable	101,878	91,397
Other payable	153,057	159,451
Accrued expenses	93,815	166,511
Due to directors	773	988
Deferred revenue	-	667
Total Current Liabilities	$2,208,051	$2,509,486
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	10,336	10,336
Additional paid-in capital	344,614	342,758
Accumulated other comprehensive income	142,875	169,177
Retained earnings	10,481,944	10,593,963
Total ALCO, Inc. shareholders' equity	10,979,769	11,116,234
Noncontrolling interest	355,715	329,052
Total equity	11,335,484	11,445,286

Total Liabilities and Stockholders’ Equity	$13,543,535	$13,954,772

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
Revenues	2014	2013
Commission income	$1,148,834	$1,197,849
Consulting income	6,000	15,495
Website advertising	667	1,917
Enrollment fee income	1,391	1,678
Total revenues	1,156,892	1,216,939

Operating Expenses
Salaries	776,034	819,438
Travel expenses	56,774	67,286
Rents	173,593	157,202
Bad debt expenses	9,650	30,268
Depreciation and amortization	39,516	22,642
Other general and administrative	202,182	251,085
Total operating expenses	1,257,749	1,347,921

Loss from Operations	(100,857)	(130,982)

Other Income (Expense)
Interest income	11,676	992
Investment income	7,233	6,557
Other revenues	13,859	12,509
Loss on disposal of fixed assets	(3,904)	-
Total other income	28,864	20,058

Loss Before Provision for Income Taxes	(71,993)	(110,924)
Provision for income taxes	14,939	17,961
Net Loss	(86,932)	(128,885)
Less: Net income attributable to the non-controlling interest	(25,087)	(37,156)
Net Loss Attributable to ALCO, Inc.	$(112,019)	$(166,041)

Comprehensive Income (Loss):
Net Loss	(86,932)	(128,885)
Other Comprehensive Income (Loss)
Marketable securities	(27,506)	3,290
Foreign currency translation adjustments	2,780	(6,681)
Comprehensive Income (Loss)	$(111,658)	$(132,276)
Less: comprehensive income attributable to non-controlling interest	(26,663)	(37,156)
Comprehensive Loss Attributable to ALCO, Inc.	(138,321)	(169,432)

Basic and Fully Diluted Loss per Share
Net loss attributable to ALCO, Inc.
Common shareholders	$(0.01)	$(0.02)

Weighted average shares outstanding	10,336,000	10,336,067

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2014	2013
Operating Activities
Net loss	$(86,932)	$(128,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt	9,650	30,268
Depreciation expense	36,531	14,132
Amortization expense	2,985	8,510
Stock-based compensation	1,856	15,590
Loss on disposal of fixed assets	3,904	-
Stock dividend received	(7,233)	(6,557)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(90,168)	(115,334)
(Increase)/Decrease in enrolment fee receivable	447	(1,363)
(Increase)/Decrease in deposit and prepayment	26,026	4,532
(Increase)/Decrease in fiduciary asset	112,574	(327,326)
(Increase)/Decrease in other receivable	54,968	(617,972)
(Increase)/Decrease in tax receivable	13,348	20,752
Increase/(Decrease) in accounts payable	(354,753)	223,029
Increase/(Decrease) in claims payable	10,481	122,944
Increase/(Decrease) in other payable	(6,127)	31,643
Increase/(Decrease) in accrued expenses	(72,804)	(101,164)
Increase/(Decrease) in deferred revenue	(667)	(1,917)
Net cash used in operating activities	(345,914)	(829,118)

Investing Activities
Loan repayment from third parties	620,000	-
Cash paid for purchase of fixed assets	(32,074)	(67,978)
Sale proceeds from disposal of fixed assets	7,389	-
Net cash provided by (used in) investing activities	595,315	(67,978)

Financing Activities
Dividend paid to minority shareholders	-	(147,179)
Borrowings on related party debt	18,086	(76)
Principal payments on related party debt	(18,302)	-
Net cash used in financing activities	(216)	(147,255)

Net increase (decrease) in cash and cash equivalents	249,185	(1,044,351)
Effect of exchange rate changes on cash and cash equivalents	388	(4,018)
Cash and cash equivalent at beginning of period	5,183,870	8,101,875
Cash and cash equivalent at end of period	$5,433,443	$7,053,506

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$2,783

Non-Cash Transactions
Restricted shares issued/(forfeited)	$-	$(6)
Change in fair value for Available-for-sales securities	$(27,506)	$(3,290)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2013	10,336,000	10,336	342,758	169,177	10,593,963	11,116,234	329,052	11,445,286

Stock based compensation	-	-	1,856	-	-	1,856		1,856
Unrealized loss on marketable securities	-	-	-	(27,506)	-	(27,506)		(27,506)
Foreign currency translation adjustments	-	-	-	1,204	-	1,204	1,576	2,780
Net income (loss)	-	-	-	-	(112,019)	(112,019)	25,087	(86,932)
Dividend paid	-	-	-	-	-

Balance, March 31, 2014 (Unaudited)	10,336,000	10,336	344,614	142,875	10,481,944	10,979,769	355,715	11,335,484

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Note 2 – Significant Accounting Policies

For significant accounting policies, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Foreign Currency and Other Comprehensive Income

The accompanying financial statements are presented in United States (US) dollars.  The functional currency of Andrew Liu & Co Ltd (“ALC”), Chang An Consultants Ltd (“CAC”) and Edushipasia Limited (“ESA”) is the Hong Kong dollar (HK$)..  The financial statements are translated into US dollars from HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2014 and 2013.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.16133:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.16222:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited (“ALCO Insurance”) is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.78960:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.78510:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the three-month period ended March 31, 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

Note 3 – Cash

	March 31,	December 31,
Cash consist of the following:	2014	2013

Cash in hand	$22,174	$22,653
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	4,003,724	3,763,362
United Overseas Bank	613,162	568,362
Bank of China	196,025	225,199
Sun Hung Kei Financial	284	284
Bank of Shanghai	591,471	597,407
Industrial and Commercial Bank of China	189	189
Cash in bank – Fixed deposit	6,414	6,414
	$5,433,443	$5,183,870

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,414 fixed deposit as shown as above.  On March 31, 2014, a bank guarantee of $5,540.81 was provided.

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

Note 4 – Commissions Receivable

	March 31,	December 31,
Commissions receivable consist of the following:	2014	2013

Commissions receivable	$510,601	$336,299
Less: allowances for doubtful accounts	164,547	193,560
	$346,054	$142,739

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $1,825,675 and $1,936,194 at March 31, 2014 and December 31, 2013, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at March 31, 2014 and December 31, 2013:

Assets	Fair value		Fair value Hierarchy
	March 31, 2014	December 31, 2013

Stocks	$385,821	$413,328	Level 1
Short-term investment	$110,632	$109,785	Level 1

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized gain (loss) of ($27,506) and $3,290 for the investments in stock were recognized in the other comprehensive income for the three months ended March 31, 2014 and 2013, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Three Months Ended March 31,
Investment Income	2014	2013

Dividend from the publicly traded equity securities	$7,233	$6,557

Note 7 – Due to Directors

	March 31,	December 31,
Due to directors consist of the following:	2014	2013

Andrew Liu Fu Kang	$145	$283
John Liu Shou Kang	628	705
	$773	$988

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the three months ended March 31, 2014 and 2013, the Company recognized $1,856 and $15,590 respectively, of stock-based compensation expense.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended March 31,
Location	Landlord	2014	2013

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$7,692	$7,692
		$7,692	$7,692

Note 10 – Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 and 2013 was -20.75% and -16.19%, respectively.  The provisions for income taxes for the periods ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
Hong Kong only:	2014	2013

Current	$14,939	$17,961
Deferred	-	-
	$14,939	$17,961

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Three Months Ended March 31,
	2014	2013

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	-37.25%	-32.69%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-20.75%	-16.19%

Note 11 – Loans Receivable

On August 4, 2011, the Company’s subsidiary Andrew Liu & Company Limited (“ALC”) entered into a loan agreement with its clients, Jian Mao International Shipping Co Ltd (“JMISCL”) and Jian Xing Intl Shipping Co Ltd (“JXISCL”).  Under the loan agreement, ALC will make available to JMISCL and JXISCL an on demand loan facility in the principal amount of up to US$3,000,000.  The loan is interest free and secured by the claim proceeds under a claim filed by JMISCL and JXISCL under the terms an existing Hull & Machinery insurance policy insuring a vessel owned and managed by JMISCL and JXISCL respectively. The loan is payable upon demand at any time following settlement of the claim if the claim proceeds are not adequate to cover the loan in full, and in any event is due and payable in full on or before August 4, 2012.

On August 4, 2012 and 2013, ALC entered into a loan extension agreement with JMISCL and JXISCL, respectively.  Under the two extension agreements, the payable due date is extended to August 4, 2014.  All terms and conditions of the loan agreement remain unchanged.

On December 27, 2013, ALC entered into a loan agreement with its client, Zhenghe Shipping S.A. (“ZSSA”).  Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of up to US$1,100,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is two months and is payable in full at any time upon demand.  On February 26, 2014, the loan was fully repaid.

On March 4, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of up to US$500,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 25 days and is payable in full at any time upon demand.  On March 25, 2014, the loan was fully repaid.

On March 26, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of up to US$480,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 30 days and is payable in full at any time upon demand.  On April 24, 2014, the loan was fully repaid.

Note 12 – Subsequent Events

On April 7, 2014, the Company subsidiary Chang An Consultants Ltd., declared dividends of HK$2,790,000, or $357,692.  The Company has paid 40% of the dividends or $143,077 to the noncontrolling shareholders.

On April 30, 2014, ALC entered into a loan agreement with ZSSA.  Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of up to US$300,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 30 days and is payable in full at any time upon demand.

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

PLAN OF OPERATIONS

There were three major tasks in the management’s plan of operations for 2013. The first was enhancing the marketing function, the second was streamlining the policies and procedures of our Singapore subsidiary, and the third was tightening control measures to monitor and reduce operating expenses.  After reviewing the operation performance of last year, management believes that each of the tasks was successfully completed.

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

Management believes that the 2014 fiscal year will still be a difficult year because the shipping market hasn’t fully recovered yet.  Therefore, the Company plans to continue to tighten control measures in order to monitor and reduce operating expenses.  In addition, because of market conditions, we will further enhance our credit controls to improve the average collection period for outstanding receivables.  For our Singapore subsidiary, we plan to appoint an independent consultant to carry out an audit review.  The main objective of this audit is to ensure the control measures we established are implemented and working efficiently.  Further, because we have received substantial positive feedback on the marketing activities we initiated in 2013, we will continue to organize similar activities with our business partners in 2014.  In addition, we will put more effort into acquiring new clients.

We believe the plans mentioned above will help to turn the Company back into profitability.  However, implementation of the plans will depend on the market situation, associated risk factors and our internal resources.  There is no assurance that we will be able to implement these plans within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2013

Revenue

Revenue for the three months ending March 31, 2014 was $1,156,892, as compared to $1,216,939 for the same period of 2013.  The decrease of $60,047 or approximately 5% was mainly due to decreases of commission income, consulting income, website advertising and enrollment fee income.

Commission income is based on a percentage of the premiums paid by the insured, and decreased by $49,015 or 4% when compared to the same period in last year.  The decrease was mainly contributed by SHB and CAC which was partially offset by an increase of ALC and KIM.  If the contributions from SHB and KIM are excluded, commission income of the group for the same period of 2014 increased by $15,001 or 1.0% as compared to the same period of 2013.  The factors which resulted in the increase of commission income attributable to ALC and KIM were an 8% increase in the number of clients, partially offset by a decrease of 4% in the average commission earned per client.

Some clients sold their vessels as scrap during the period because of the poor shipping market.  Such sales result in lowered demand for insurance.  However, the Company’s number of clients still increased during the period because of our marketing activities and acquisition of new clients.  Average commission earned per client decreased during the period because of decreases in the commission percentage.  During the period of 2014, total commission income contributed by ALC, CAC, SHB and KIM was 84%, 9%, 1% and 7% respectively.

Consulting income for the three months period ended March 31, 2014 was $6,000 as compared to $15,495 for the comparable period of 2013.  The decrease of $9,495 or approximately 61% was mainly due to the fact that demand for the services decreased.  Enrollment fee for the three months period ended March 31, 2014 were $1,391 as compared to $1,678 for the same period of 2013.  The decrease was mainly due to the decrease of enrollment during the period.

Net loss before tax and noncontrolling interest

Net loss before tax and noncontrolling interest for the three months ending March 31, 2014 was $71,993 compared to $110,924 for the three months period ended March 31, 2013.  The improvement in the pre-tax loss of $38,931, or approximately 35%, was mainly because the 7% decrease in operating expenses during the period was greater than the 4% decrease in revenues.   Causes for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income increased to $28,864 for the three months ending March 31, 2014 from $20,058 for the same period of 2013.  The increase of $8,806 was mainly due to the increase in interest income, investment income and other revenue which was partially offset by the loss on disposal of fixed asset.  Interest income increased by 1077% to $11,676 during the period.  The increase is due to the loans made to third parties.  Investment income increased by 10% to $7,233 for the three months ending March 31, 2014 as compared to $6,557 in the comparable period of 2013.  It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the three months period ended March 31, 2014 was $13,859 compared to $12,509 for the comparable period of 2013.  The increase of $1,350 or approximately 11% mainly due to increased commissions from business referral and other business services we provided to clients.

Operating expenses

Operating expenses for the three months ending March 31, 2014 were $1,257,749, as compared to $1,347,921 for the same period of 2013.  The decrease of $90,172 or approximately 7% was mainly due to decreases in salary, travel, bad debt, and other general & administrative expenses, which decreases were partially offset by increases in rents and depreciation and amortization expense.

The reasons for the increases and decreases in the major items of operating expense in 2014, as compared to the same period of 2013, are as follows:

■

Salaries – decreased $43,404 or 5% for the three months ended March 31, 2014 as compared to the same period of 2013.  The decrease is mainly due to several staff members of SHB left the Company during the period but the vacancies had not been filled up yet.

■

Travel Expenses – decreased $10,512 or 16% for the three months ended March 31, 2014 as compared to the same period of last year.  The decrease was because of the effort of expense control during the period.

■

Rent – increased $16,391 or 10% for the three months ended March 31, 2014 as compared to the same period of last year.  The increase was mainly due to the new office space rent for Dalian office and rental rates increased.

■

Bad debt expenses – decreased by $20,618 or 68% for the three months ended March 31, 2014 as compared to the same period of last year.  The decrease was mainly due to the provision of doubtful debts decreased during the period.

■

Depreciation and amortization – increased $16,874 or 75% for the three months ended March 31, 2014 as compared to the same period of last year.  Because the real property located in United Kingdom purchased in July 2013, depreciation of the buildings started to charge at that time.  During the three months ended March 31, 2014, depreciation for fixed assets was $36,531, an increase of $22,399, or 158%, from $14,132 in the comparable period of 2013, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $2,985 for the three months ended March 31, 2014, a decrease of $5,525 or 65% as compared to the same period of 2013.

■

Other general & administrative expenses – decreased $48,903 or 19% the three months ended March 31, 2014 as compared to the same period of last year.  The decrease was due to SHB in which the employee related expenses decreased and the effort of expense control.

Net income and loss

The Company incurred a net loss of $86,932 during the three months period ended March 31, 2014. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section above.  In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2014, cash used in operating activities totaled $345,914.  This was primarily due to the net loss during the period plus a decrease in enrollment fees, deposits and prepayments, fiduciary asset, other receivables, tax receivable, accounts payable, other payables, accrued expenses, and deferred revenue, which was partially offset by an increase in commission receivable and claims payable.

Net loss after adjustments of non-cash activities for the three months ending March 31, 2014 decreased by $27,703, or 41% as compared to the same period of 2013. The changes in operating assets and liabilities for the three months ending March 31, 2014 increased $455,501 or 60% as compared to the same period of 2013.  As a result, net cash used in operating activities for the three months ended March 31, 2014 decreased by $483,204 or approximately 58% as compared to the same period of last year.

For the three months ended March 31, 2014, cash provided by investing activities amounted to $595,315 as compared to cash used in investing activities with $67,978 for the same period of last year.  For the first quarter of 2014, loan repaid from third party was $620,000 and sales proceed for disposal of fixed assets was $7,389.  At the same time, the funds used for purchase of fixed assets totalled $32,074.  For 2013, the fund was mainly used for the purchase of fixed assets.

For the three months ended March 31, 2014 and 2013, cash used in finance activities totaled $216 and $147,255 respectively.  For 2014, the fund borrowed from related parties almost offset the payments on related parties debt.  For 2013, the funds were mainly used for the dividend payment to minority shareholders.

Assets and liabilities

For the three months ended March 31, 2014, the Group’s balance sheet reflects total assets of $13,543,535 and total liabilities of $2,208,051.  Total assets decreased $411,237, or approximately 3%, and total liabilities decreased $301,435, or approximately 12%, when compared to the year ended December 31, 2013.  The decrease of total assets was mainly due to a decrease of fiduciary asset, loan receivable, tax receivable, property, plant and equipment, intangible asset, deposit and prepayment, marketable securities, and other receivable which was partially offset by an increase of cash and cash equivalents and commission receivable.  In addition, the decrease of total liabilities was mainly due to a decrease of trade accounts payable, other payable, accrued expenses, due to directors and deferred revenue which was partially offset by an increase of claim payable.

As at March 31, 2014, commission receivable was $346,054 as compared to $142,739 as at December 31, 2013, while trade accounts payable was $1,858,528 as compared to December 31, 2013 balance of $2,090,472.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because marine insurance usually renews in late February every year, and the average collection period increased during the period, commission receivable as at March 31, 2014 increased by $203,315 or 142% as compared to December 31, 2013 balance.  In addition, because certain advances made on behalf of customers were refunded, other receivable decreased by $47,711 or 20% as compared to the year end of 2013.  Furthermore, because certain fund received on behalf of customers had been paid during the period, the other payable decreased $6,394 or 4% as compared to the year end of 2013.  On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $10,481 or 11% as compared to the year end of 2013.

As at March 31, 2014, loan receivable was $2,392,000, which decreased by $620,000 or 21% as compared to $3,012,000 as at December 31, 2013.  The decrease was due to receipt of a partial payment of the loan by the client.   Tax receivable as at March 31, 2014 was $74,752, which decreased by $13,401, or 15%, as compared to last year.  The decrease is in relation to the provision of income tax for the three months ending of 2014.

Accrued expenses of $93,815 as at March 31, 2014, reduced by $72,696 or approximately 44% from $166,511 as at December 31, 2013.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2013.  In addition, the Company provided a deferred tax asset of $13,948 as at March 31, 2014 and December 31, 2013.  Such asset is primarily attributable to the taxable loss carrying over and different methods used in the calculation of depreciation of property, plant and equipment for financial reporting purpose and for income tax purpose.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of March 31, 2014, the market value of the equity securities was $385,821, which represents a decrease of $27,507 or approximately 7% as compared to the market value of $413,328 for the last year.  The decrease was due to the change of fair values between March 31, 2014 and December 31, 2013.

As at March 31, 2014, property, plant and equipment were $2,232,976 as compared to $2,248,611 as at December 31, 2013.  The decrease of $15,635 or approximately 1% was mainly due to the depreciation and disposal of certain old fixed assets.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of March 31, 2014, the carrying value of customer lists was $18,014 and the carrying value of goodwill was $300,340.

The Company has bank and cash equivalents of approximately $5,433,433 as at March 31, 2014.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of December 31, 2014, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $663,097.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2013 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 15, 2014

By: /s/ John Liu, Director

Date:  May 15, 2014

By: /s/ Colman Au, Chief Financial Officer

Date:  May 15, 2014