Form 10-Q
period 2014-06-30
ALCO, INC.
filed 2014-08-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2014, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

PART I - FINANCIAL INFORMATION

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2014	December 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$5,271,463	$5,183,870
Short-term investment	111,691	109,785
Commissions receivable, net	163,884	142,739
Enrollment fee receivable	8,909	8,593
Fiduciary asset	2,398,928	1,936,194
Loans receivable	2,212,000	3,012,000
Tax receivable	56,140	88,153
Total current assets	10,223,015	10,481,334

Property, plant and equipment, net	2,233,222	2,248,611
Goodwill	78,184	301,498
Intangible asset	15,118	20,855

Other non-current assets:
Deposits and prepayment	485,049	240,430
Marketable securities	393,453	413,328
Other receivable	164,465	234,768
Deferred tax assets	13,948	13,948
Total other non-current assets	1,056,915	902,474

Total Assets	$13,606,454	$13,954,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,425,239	$2,090,472
Claim payable	185,152	91,397
Other payable	164,189	159,451
Accrued expenses	60,810	166,511
Due to directors	851	988
Deferred revenue	-	667
Current portion of obligation from Hire purchase lease	6,890	-
Total Current Liabilities	$2,843,131	$2,509,486

Non-current Liabilities:
Long term portion of obligation from Hire purchase lease	22,138	-
Total Non-current Liabilities	$22,138	$-

Total Liabilities	$2,865,269	$2,509,486
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	10,336	10,336
Additional paid-in capital	346,470	342,758
Accumulated other comprehensive income	145,372	169,177
Retained earnings	9,989,692	10,593,963

Total ALCO, Inc. shareholders' equity	10,491,870	11,116,234
Non-controlling interest	249,315	329,052
Total equity	10,741,185	11,445,286

Total Liabilities and Stockholders’ Equity	$13,606,454	$13,954,772

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Commission income	$1,206,502	$1,466,355	$2,355,336	$2,664,204
Consulting income	6,000	7,570	12,000	23,065
Website advertising	-	1,333	667	3,250
Enrollment fee income	543	504	1,934	2,182
Total Revenues	1,213,045	1,475,762	2,369,937	2,692,701

Operating Expenses
Salaries	875,865	734,506	1,651,899	1,553,944
Travel expenses	110,504	99,046	167,278	166,332
Rents	173,819	157,649	347,412	314,851
Bad debt expenses	29,752	39,230	39,402	69,498
Depreciation and amortization	39,174	27,412	78,690	50,054
Other general and administrative	248,306	312,282	450,488	563,367
Impairment of goodwill	222,110	-	222,110	-
Total Operating Expenses	1,699,530	1,370,125	2,957,279	2,718,046

Income (loss) from Operations	(486,485)	105,637	(587,342)	(25,345)

Other Income
Interest income	4,658	1,030	16,334	2,022
Investment income	3,879	3,704	11,112	10,261
Interest expense	(634)	-	(634)	-
Other revenues	28,333	31,985	42,192	44,494
Gain (loss) on disposal of fixed assets	9,070	-	5,166	-
Total Other Income	45,306	36,719	74,170	56,777

Income (loss) before provision for Income Taxes	(441,179)	142,356	(513,172)	31,432
Provision for Income Taxes	15,951	14,728	30,890	32,689
Net Income (Loss)	(457,130)	127,628	(544,062)	(1,257)
Less: Net income (loss) attributable to the non-controlling interest	(35,122)	(28,475)	(60,209)	(65,631)
Net income (loss) attributable to ALCO, Inc.	$(492,252)	$99,153	$(604,271)	$(66,888)

Comprehensive Income:
Net income (loss)	(457,130)	127,628	(544,062)	(1,257)
Other Comprehensive Income (Loss)
Marketable securities	367	(3,676)	(27,139)	(386)
Foreign currency translation adjustments	3,685	(7,536)	6,465	(14,217)
Comprehensive Income (Loss)	$(453,078)	$116,416	$(564,736)	$(15,860)
Less: comprehensive income (loss) attributable to non-controlling interest	(35,122)	(28,475)	(63,340)	(65,631)
Comprehensive Income (Loss) attributable to ALCO. Inc.	(488,200)	87,941	(628,076)	(81,491)

Basic and Fully Diluted Earnings per Share
Net income (loss) attributable to ALCO, Inc

common shareholders	$(0.05)	$0.01	$(0.06)	$(0.01)

Weighted average shares outstanding	10,336,000	10,336,000	10,336,000	10,336,033

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2014	2013
Operating Activities
Net loss	$(544,062)	$(1,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt	39,402	69,498
Depreciation expense	72,689	32,995
Amortization expense	6,001	17,059
Stock-based compensation	3,712	32,492
Gain on disposal of fixed assets (net)	(5,166)	-
Stock dividend received	(11,112)	(10,261)
Impairment of goodwill	222,110	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	63,162	(61,386)
(Increase)/Decrease in enrolment fee receivable	(316)	(1,624)
(Increase)/Decrease in deposit and prepayment	(59,426)	43,507
(Increase)/Decrease in fiduciary asset	(458,089)	(594,062)
(Increase)/Decrease in other receivable	74,111	(192,220)
(Increase)/Decrease in tax receivable	31,875	33,067
Increase/(Decrease) in accounts payable	211,150	180,570
Increase/(Decrease) in claims payable	93,755	436,229
Increase/(Decrease) in other payable	5,281	40,388
Increase/(Decrease) in accrued expenses	(105,907)	(141,532)
Increase/(Decrease) in deferred revenue	(667)	750
Net cash used in operating activities	(361,497)	(115,787)

Investing Activities
Prepayment for asset acquisition	(184,650)	(190,925)
Short-term investment	(275)	-
Loan made to third parties	(1,580,000)	-
Loan repayment from third parties	2,380,000	-
Cash paid for purchase of fixed assets	(36,354)	(78,146)
Sale proceeds from disposal of fixed assets	16,367	-
Net cash provided by (used in) investing activities	595,088	(269,071)

Financing Activities
Dividend paid to minority shareholders	(143,077)	(147,179)
Repayment of obligations under hire purchase	(3,008)	-
Borrowings on related party debt	18,086	-
Principal payments on related party debt	(18,224)	(381)
Net cash used in financing activities	(146,223)	(147,560)

Net increase (decrease) in cash and cash equivalents	87,368	(532,418)
Effect of exchange rate changes on cash and cash equivalents	225	(4,399)
Cash and cash equivalent at beginning of period	5,183,870	8,101,875
Cash and cash equivalent at end of period	$5,271,463	$7,565,058

Supplemental Disclosures of Cash Flow Information:
Interest paid	$(634)	$-
Income taxes paid	$1,123	$373

Non-Cash Transactions
Restricted shares issued/(forfeited)	$-	$(6)
Acquisition of assets by hire purchase	$(32,036)	$-
Change in fair value for Available-for-sales securities	$(27,139)	$(386)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2013	10,336,000	10,336	342,758	169,177	10,593,963	11,116,234	329,052	11,445,286

Stock based compensation	-	-	3,712	-	-	3,712		3,712
Unrealized loss on marketable securities	-	-	-	(27,139)	-	(27,139)		(27,139)
Foreign currency translation adjustments	-	-	-	3,334	-	3,334	3,131	6,465
Net income (loss)	-	-	-	-	(604,271)	(604,271)	60,209	(544,062)
Dividend paid	-	-	-	-	-		(143,077)	(143,077)

Balance, June 30, 2014 (Unaudited)	10,336,000	10,336	346,470	145,372	9,989,692	10,491,870	249,315	10,741,185

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date:

 US$0.16006:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.16090:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited (“ALCO Insurance”) is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date:

 US$0.79518:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.78915:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the three-month period ended June 30, 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 – Cash

	June 30,	December 31,
Cash consist of the following:	2014	2013

Cash in hand	$18,691	$22,653
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	3,908,351	3,763,362
United Overseas Bank	607,502	568,362
Bank of China	148,412	225,199
Sun Hung Kei Financial	239	284
Bank of Shanghai	581,666	597,407
Industrial and Commercial Bank of China	186	189
Cash in bank – Fixed deposit	6,416	6,414
	$5,271,463	$5,183,870

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit as shown as above.  On June 30, 2014, a bank guarantee of $5,540.81 was provided.

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

Note 4 – Commissions Receivable

	June 31,	December 31,
Commissions receivable consist of the following:	2014	2013

Commissions receivable	$368,536	$336,299
Less: allowances for doubtful accounts	204,652	193,560
	$163,884	$142,739

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $2,398,928 and $1,936,194 at June 30, 2014 and December 31, 2013, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at June 30, 2014 and December 31, 2013:

Assets	Fair value		Fair value Hierarchy
	June 30, 2014	December 31, 2013

Stocks	$393,453	$413,328	Level 1
Short-term investment	$111,691	$109,785	Level 1

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized loss of $27,139 and $386 for the investments in stock were recognized in the other comprehensive income for the six months ended June 30, 2014 and 2013, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Six Months Ended June 30,
Investment Income	2014	2013

Dividend from the publicly traded equity securities	$11,112	$10,261

Note 7 – Due to Directors

	June 30,	December 31,
Due to directors consist of the following:	2014	2013

Andrew Liu Fu Kang	$146	$283
John Liu Shou Kang	705	705
	$851	$988

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the six months ended June 30, 2014 and 2013, the Company recognized $3,712 and $32,492 respectively, of stock-based compensation expense.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended June 30,
Location	Landlord	2014	2013

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$15,385	$15,385
		$15,385	$15,385

Note 10 – Income Taxes

The Company's effective tax rate for the six months ended June 30, 2014 and 2013 was -6.02% and 104%, respectively.  The provisions for income taxes for the periods ended June 30, 2014 and 2013 are summarized as follows:

	Six Months Ended June 30,
Hong Kong only:	2014	2013

Current	$30,890	$32,689
Deferred	-	-
	$30,890	$32,689

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Six Months Ended June 30,
	2014	2013

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	-22.52%	87.50%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-6.02%	104.00%

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

On August 4, 2012, 2013 and 2014, ALC entered into a loan extension agreement with JMISCL and JXISCL, respectively.  Under the three extension agreements, the payable due date is extended to August 4, 2015.  All terms and conditions of the loan agreement remain unchanged.

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

On April 30, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of up to US$300,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 30 days and is payable in full at any time upon demand.  On May 29, 2014, the loan was fully repaid.

On June 12, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of up to US$300,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 29 days and is payable in full at any time upon demand.  On July 10, 2014, ALC entered into a loan extension agreement with ZSSA.  Under the extension agreement, the loan term was extended for further twelve days.  All terms and conditions of the loan agreement remain unchanged.  On July 23, 2014, the loan was fully repaid.

Note 12 – Goodwill

Changes to the carrying amount of goodwill during the six months period ended June 30, 2014 were as follows:

	Gross amount	Accumulated impairment losses	Net amount
Balance as at January 1, 2014	$301,498	$-	$301,498
Goodwill impairment charge	-	(222,110)	(222,110)
Exchange different	(1,204)	-	(1,204)
Balance as at June 30, 2014	$300,294	$(222,110)	$78,184

As the operation of SHB has been changed and its revenue significantly declined during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was required.  In the first step of the goodwill impairment test, the estimated fair value of SHB was determined utilizing discounted cash flow method.  The present value of the future estimated cash flows during a defined projection period and the present value of the terminal value which represents the fair value of all cash flows beyond the projection period were discounted.  The result of this test concluded that the carrying value of the Company exceeded its estimated fair value, and as such, the second step of the goodwill impairment test was performed.

In the second step of the impairment test, the impairment loss was measured by estimating the implied fair value of the Company’s goodwill and comparing it with its carrying value. Using the Company’s fair value determined in the first step of the goodwill impairment test as the acquisition price in a hypothetical acquisition of the Company, the implied fair value of goodwill was determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. Based on the results of the second step of the goodwill impairment test, it was concluded that the carrying value of goodwill was impaired.  Consequently, the Company recorded a goodwill impairment charge of $222,110 during the six months period ended June 30, 2014 to write off the entire carrying value of SHB’s goodwill, and reported this amount as a separate line item in the consolidated statements of operations.

Note 13 – Capital Lease

On June 12, 2014, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd in relation to the acquisition of a motor vehicle.  The term of the lease is 48 months with $728 as its monthly payment.  The Company’s director, John Liu, provided a guarantee for the lease.  The leased property was capitalized as motor vehicle by the amount of the total principal, $32,036 and the related depreciation expense is $1,068 during the six months period ended June 30, 2014.  The principal due within one year is the current portion of long term debt and classified as current liability.

Note 14 – Non-controlling Interest

On April 7, 2014, the Company subsidiary Chang An Consultants Ltd., declared dividends of HK$2,790,000, or $357,692.  The Company has paid 40% of the dividends or $143,077 to the non-controlling shareholders.

Note 15 – Subsequent Events

On May 28, 2014, ALC entered into an agreement for the purchase of real property located in 52 East End Avenue, New York, United States for a gross purchase price of $1.665 million, exclusive of closing costs.  A non-refundable deposit of $166,500 was paid in conjunction with execution of the Contract, and the balance of the purchase price of $1,498,500 was paid on July 16, 2014, the completion date.  The non-refundable deposit paid at the time of execution of the Contract as well as the balance of the purchase price paid at the completion date were funded with internal funds of the Company.  As of the reporting date, the title deed of the property is being registered and the registration process is expected to be taken in a few weeks.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2013 AND THREE MONTHS ENDED JUNE 30, 2014 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2013

Revenue

Six-month end:

Revenue for the six months ending June 30, 2014 was $2,369,937, as compared to $2,692,701 for the same period of 2013. The decrease of $322,764 or approximately 12% was mainly due to decreases of commission income, consulting income, website advertising and enrollment fee income.

Commission income is based on a percentage of the premiums paid by the insured, and decreased by $308,868 or 12% when compared to the same period in last year.  The decrease was mainly contributed by SHB and ALC which was partially offset by an increase of ALCO Insurance.  If the contributions from SHB and ALCO Insurance are excluded, commission income of the group for the same period of 2014 decreased by $199,572 or 9% as compared to the same period of 2013.  The factors which resulted in the decrease of commission income attributable to ALC were a decrease of 14% in average commission earned per client, partially offset by an increase of 10% in number of clients.

Some clients sold their vessels as scrap during the period because of the poor shipping market.  Such sales result in lowered demand for insurance.  However, the Company’s number of clients still increased during the period because of our marketing activities and acquisition of new clients.  Average commission earned per client decreased during the period because of decreases in the commission percentage.  During the period of 2014, total commission income contributed by ALC, CAC, SHB and ALCO Insurance was 79%, 10%, 1% and 10% respectively.

For the SHB, it revenue for the six months ending June 30, 2014 decreased 72% as compared to the same period of 2013.

The decrease was mainly because SHB temporarily exited the general insurance business and now focuses on the marine insurance business.

Consulting income for the six months period ended June 30, 2014 was $12,000 as compared to $23,065 for the comparable period of 2013.  The decrease of $11,065 or approximately 48% was mainly due to the fact that demand for the services decreased.  Enrollment fee for the six months period ended June 30, 2014 were $1,934 as compared to $2,182 for the same period of 2013.  The decrease was mainly due to the decrease of enrollment during the period.

Three-month end:

Revenue for the three months ending June 30, 2014 was $1,213,045, as compared to $1,475,762 for the same period of 2013. The decrease of $262,717 or approximately 18% was mainly due to decreases of commission income, consulting income, and website advertising.

Commission income for the three months period ended June 30, 2014 was $1,206,502 as compared to $1,466,355 for the same period of 2013. The decrease of $259,853 or approximately 18% was mainly due to the reasons stated in the Six-month end paragraph above.  Consulting income for the three months period ended June 30, 2014 was $6,000 compared to $7,570 for the comparable period of 2013.  Same as the causes stated in the Six-month end paragraph above, the decrease of $1,570 was mainly because demand of the services increased.  In addition, website advertising income for the three months period ended June 30, 2014 were $0, a decrease of $1,333, or 100% as compared to the same period in 2013.  Causes for the decrease was same as the causes stated in the Six-month end paragraph above.

Net loss before tax and noncontrolling interest

Six-month end:

Net loss before tax and noncontrolling interest for the six months ending June 30, 2014 was $513,172 compared to net income before tax and noncontrolling interest of $31,432 for the six months period ended June 30, 2013.  The decrease of $544,604 was mainly because the 12% decrease in revenues and 9% increase in operating expenses during the period.  Causes for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense increase will be discussed in the section of Operating expenses below.

In addition, the increase in operating expenses was mainly because the goodwill impairment charge of $222,110 was made during the six months period ended June 30, 2014.  If the impairment charge is excluded, the operating expenses increased 1% only.

Other income increased to $74,170 for the six months ending June 30, 2014 from $56,777 for the same period of 2013.  The increase of $17,393 or approximately 31% was mainly due to the increase in interest income, investment income and gain on disposal of fixed assets which was partially offset by the interest expense and other revenues.  Interest income increased by 708% to $14,312 during the period.  The increase is due to the loans made to third party.  Investment income increased by 8% to $851 for the six months ending June 30, 2014 as compared to $10,261 in the comparable period of 2013.  It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the six months period ended June 30, 2014 was $42,192 compared to $44,494 for the comparable period of 2013.  The decrease of $2,302 or approximately 5%, was mainly due to decreased commissions from business referral and other business services we provided to clients.

Three-month end:

Net loss before tax and noncontrolling interest for the three months ending June 30, 2014 was $441,179 as compared to the net income before tax and noncontrolling interest of $142,356 for the three months period ended June 30, 2013.  The decrease of $583,535 was mainly due to the causes stated in the Six months end paragraph above.

Operating expenses

Operating expenses for the six months ending June 30, 2014 were $2,957,279, as compared to $2,718,046 for the same period of 2013.  The increase of $239,233 or approximately 9% was mainly due to the goodwill impairment charge of $222,110 and increases in salary, travel, rent, depreciation and amortization expense which were partially offset by decreases in bad debts expenses and other general and administrative.  If the impairment charge is excluded, the operating expenses increased 1% only.

Operating expenses for the three months ending June 30, 2014 were $1,699,530, as compared to $1,370,125 for the same period of 2013.  The increase of $329,405 or approximately 24% was mainly due to the goodwill impairment charge of $222,110 and increases in salary, travel, rent, depreciation and amortization expense which were partially offset by decreases in bad debts expenses and other general and administrative.  If the impairment charge is excluded, the operating expenses increased 8% only.

The reasons for the increases and decreases in the major items of operating expense in 2014, as compared to the same period of 2013, are as follows:

■

Salaries – increased $97,955 or 6% for the six months ended and $141,359 for the three months ended June 30, 2014 as compared to the same period of 2013.  The increase is mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $946 or 1% for the six months ended and $11,458 or 12% for the three months ended June 30, 2014 as compared to the same period of 2013.  The increase was because more business trips were taken during the second quarter of 2014 to establish relationship with new clients.

■

Rent – increased $32,561 or 10% for the six months ended and $16,170 or 10% the three months ended June 30, 2014 as compared to the same period of last year.  The increase was mainly due to the new office space rent for Dalian office and rental rates increased.

■

Bad debt expenses – decreased $30,096 or 43% for the six months ended and $9,478 for the three months ended June 30, 2014 as compared to the same period of last year.  The decrease was mainly due to the provision of doubtful debts decreased during the period.

■

Depreciation and amortization – increased $28,636 or 57% for the six months ended and $11,762 for the three months ended June 30, 2014 as compared to the same period of last year.  Because the real property located in United Kingdom purchased in July 2013, depreciation of the buildings started to charge at that time.  During the six months ended June 30, 2014, depreciation for fixed assets was $72,689, an increase of $39,694, or 120%, from $32,995 in the comparable period of 2013, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $6,001 for the six months ended June 30, 2014, a decrease of $11,058 or 65% as compared to the same period of 2013.

■

Other general & administrative expenses – decreased $112,879 or 20% for the six months ended and $63,976 the three months ended June 30, 2014 as compared to the same period of last year.  The decrease was due to SHB in which the employee related expenses decreased and the effort of expense control.

■

Impairment of goodwill – due to the fact that the operation of SHB has been changed to discontinue its general insurance business and now focus on the marine insurance business, and its revenue significantly decline during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was performed.  Consequently, a goodwill impairment charge of $222,110 was made during the six months period ended June 30, 2014.

Net income and loss

The Company incurred a net loss of $604,271 during the six months period ended June 30, 2014. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section above.  In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2014, cash used in operating activities totaled $361,497.  This was primarily due to the net loss during the period plus a decrease in commission receivable, other receivables, tax receivable, accrued expenses and deferred revenue, which was partially offset by an increase in enrollment fees, deposits and prepayments, fiduciary asset, account payables, claims payable, and other payable.

Net loss after adjustments of non-cash activities for the six months ending June 30, 2014 decreased by $356,952, or 254% as compared to the same period of 2013. The changes in operating assets and liabilities for the six months ending June 30, 2014 increased $111,242 or 43% as compared to the same period of 2013.  As a result, net cash used in operating activities for the six months ended June 30, 2014 increased by $245,710 or approximately 212% as compared to the same period of last year.

For the six months ended June 30, 2014, cash provided by investing activities amounted to $595,088 as compared to cash used in investing activities of $269,071 for the same period of last year.  For the first half of 2014, deposit and prepayment paid for the acquisition of real property in New York was $184,650, loan made to third party was $1,580,000, loan repayment from third party was $2,380,000, cash paid for purchase of fixed assets was $36,354 and sales proceed for disposal of fixed assets was $16,367.  For 2013, the fund was mainly used for the prepayment for asset acquisition of $190,925 and purchase of fixed assets of $78,146.

For the six months ended June 30, 2014 and 2013, cash used in finance activities totaled $146,223 and $147,560 respectively. For 2014, the funds were mainly used for the dividend payment to minority shareholders and repayment of obligations under hire purchase.  In addition, the fund borrowed from related parties almost offset the payments on related parties debt.  For 2013, the funds were mainly used for the dividend payment to minority shareholders.

Assets and liabilities

For the six months ended June 30, 2014, the Group’s balance sheet reflects total assets of $13,606,454 and total liabilities of $2,865,269.  Total assets decreased $348,318, or approximately 2%, and total liabilities increased $355,783, or approximately 14%, when compared to the year ended December 31, 2013.  The decrease of total assets was mainly due to a decrease of loan receivable, tax receivable, property, plant and equipment, goodwill, intangible asset, marketable securities, and other receivable which was partially offset by an increase of cash and cash equivalents, short-term investment, commission receivable, enrollment fee receivable, fiduciary asset and deposit and prepayment.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, other payable, obligation from hire purchase lease which was partially offset by a decrease of accrued expenses, due to directors and deferred revenue.

As at June 30, 2014, commission receivable was $163,884 as compared to $142,739 as at December 31, 2013, while trade accounts payable was $2,425,239 as compared to December 31, 2013 balance of $2,090,472.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because marine insurance usually renews in late February every year, and the average collection period increased during the period, commission receivable as at June 30, 2014 increased by $21,145 or 15% as compared to December 31, 2013 balance.  In addition, because certain advances made on behalf of customers were refunded, other receivable decreased by $70,303 or 30% as compared to the year end of 2013.  Furthermore, because certain fund received on behalf of customers during the period, the other payable increased $4,738 or 3% as compared to the year end of 2013.  On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $93,755 or 103% as compared to the year end of 2013.

As at June 30, 2014, loan receivable was $2,212,000, which decreased by $800,000 or 27% as compared to $3,012,000 as at December 31, 2013.  The decrease was due to receipt of a partial payment of the loan by the client.   Tax receivable as at June 30, 2014 was $56,140, which decreased by $32,013, or 36%, as compared to last year.  The decrease is in relation to the provision of income tax for the six months ending of 2014.

Accrued expenses of $60,810 as at June 30, 2014, reduced by $105,701 or approximately 63% from $166,511 as at December

31, 2013.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2013.  In addition, the Company provided a deferred tax asset of $13,948 as at June 30, 2014 and December 31, 2013.  Such asset is primarily attributable to the taxable loss carrying over and different methods used in the calculation of depreciation of property, plant and equipment for financial reporting purpose and for income tax purpose.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of June 30, 2014, the market value of the equity securities was $393,453, which represents a decrease of $19,875 or approximately 5% as compared to the market value of $413,328 for the last year.  The decrease was due to the change of fair values between June 30, 2014 and December 31, 2013.

As at June 30, 2014, property, plant and equipment were $2,233,222 as compared to $2,248,611 as at December 31, 2013. The decrease of $15,389 or approximately 1% was mainly due to the depreciation and disposal of certain old fixed assets. Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of June 30, 2014, the carrying value of customer lists was $15,118 and the carrying value of goodwill was $78,184.  However, due to the fact that the operation of SHB was changed to focus on marine insurance which resulted in a significant decline in revenue during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was performed.  Consequently, a goodwill impairment charge of $222,110 was made during the six months period ended June 30, 2014 to write-off the entire carrying value of SHB’s goodwill.

The Company has bank and cash equivalents of approximately $5,271,463 as at June 30, 2014.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of June 30, 2014, the Company had $1,498,500 of commitments for capital expenditures in relation to the acquisition of real property in New York and $0 for off-balance sheet arrangements. The company has lease commitments of $778,698.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 14, 2014

By: /s/ John Liu, Director

Date:  August 14, 2014

By: /s/ Colman Au, Chief Financial Officer

Date:  August 14, 2014