Form 10-Q
period 2014-09-30
ALCO, INC.
filed 2014-11-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2014, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS

4

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

6

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

8

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 4(T). CONTROLS AND PROCEDURES

23

PART II - OTHER INFORMATION

24

ITEM 1. LEGAL PROCEEDINGS

24

ITEM 1A. RISK FACTORS

24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4. MINE SAFETY DISCLOSURES

24

ITEM 5. OTHER INFORMATION

24

ITEM 6. EXHIBITS

25

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2014	December 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$4,157,817	$5,183,870
Short-term investment	109,754	109,785
Commissions receivable, net	67,609	142,739
Enrollment fee receivable	10,327	8,593
Fiduciary asset	2,118,701	1,936,194
Loans receivable	1,912,000	3,012,000
Tax receivable	-	88,153
Total current assets	8,376,208	10,481,334

Property, plant and equipment, net	3,924,532	2,248,611
Goodwill	76,818	301,498
Intangible asset	14,853	20,855

Other non-current assets:
Deposits and prepayment	522,523	240,430
Marketable securities	402,033	413,328
Other receivable	131,824	234,768
Deferred tax assets	13,948	13,948
Total other non-current assets	1,070,328	902,474

Total Assets	$13,462,739	$13,954,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,341,226	$2,090,472
Claim payable	109,440	91,397
Other payable	170,869	159,451
Accrued expenses	40,139	166,511
Tax payable	57,830	-
Due to directors	686	988
Deferred revenue	-	667
Current portion of obligation from hire purchase lease	6,992	-
Total Current Liabilities	$2,727,182	$2,509,486

Non-current Liabilities:
Long term portion of obligation from hire purchase lease	20,194	-
Total Non-current Liabilities	$20,194	$-

Total Liabilities	$2,747,376	$2,509,486
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	10,336	10,336
Additional paid-in capital	348,326	342,758
Accumulated other comprehensive income	139,212	169,177

Retained earnings	9,930,150	10,593,963
Total ALCO, Inc. shareholders' equity	10,428,024	11,116,234
Non-controlling interest	287,339	329,052
Total equity	10,715,363	11,445,286

Total Liabilities and Stockholders’ Equity	$13,462,739	$13,954,772

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Commission income	$1,396,438	$1,579,380	$3,751,774	$4,243,584
Consulting income	6,000	21,129	18,000	44,194
Website advertising	-	1,000	667	4,250
Enrollment fee income	8,445	1,731	10,379	3,913
Total Revenues	1,410,883	1,603,240	3,780,820	4,295,941

Operating Expenses
Salaries	814,236	776,010	2,466,135	2,329,954
Travel expenses	140,136	132,895	307,414	299,227
Rents	174,467	178,548	521,879	493,399
Bad debt expenses	36,153	16,815	75,555	86,313
Depreciation and amortization	38,041	39,944	116,731	89,998
Other general and administrative	221,454	280,321	671,942	843,688
Impairment of goodwill	414	-	222,524	-
Total Operating Expenses	1,424,901	1,424,533	4,382,180	4,142,579

Income (loss) from Operations	(14,018)	178,707	(601,360)	153,362

Other Income
Interest income	2,759	1,017	19,093	3,039
Investment income	3,917	3,737	15,029	13,998
Interest expense	(343)	-	(977)	-
Other revenues	8,640	26,068	50,839	70,562
Gain (loss) on disposal of fixed assets	-	-	5,159	-
Total Other Income	14,973	30,822	89,143	87,599

Income (loss) before provision for Income Taxes	955	209,529	(512,217)	240,961
Provision for Income Taxes	18,616	29,693	49,506	62,382
Net Income (Loss)	(17,661)	179,836	(561,723)	178,579
Less: Net income (loss) attributable to the non-controlling interest	(41,881)	(47,271)	(102,090)	(112,902)
Net income (loss) attributable to ALCO, Inc.	$(59,542)	$132,565	$(663,813)	$65,677

Comprehensive Income:
Net income (loss)	(17,661)	179,836	(561,723)	178,579
Other Comprehensive Income (Loss)
Marketable securities	4,687	14,708	(22,452)	14,322
Foreign currency translation adjustments	(14,704)	7,820	(8,239)	(6,397)
Comprehensive Income (Loss)	$(27,678)	$202,364	$(592,414)	$186,504
Less: comprehensive income (loss) attributable to non-controlling interest	(41,881)	(47,271)	(101,364)	(112,902)
Comprehensive Income (Loss) attributable to ALCO. Inc.	(69,559)	155,093	(693,778)	73,602

Basic and Fully Diluted Earnings per Share
Net income (loss) attributable to ALCO, Inc

common shareholders	$(0.01)	$0.01	$(0.06)	$0.01

Weighted average shares outstanding	10,336,000	10,336,000	10,336,000	10,336,022

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2014	2013
Operating Activities
Net income (loss)	$(561,723)	$178,579
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt	75,555	86,313
Depreciation expense	110,724	64,397
Amortization expense	6,007	25,601
Stock-based compensation	5,568	34,348
Gain on disposal of fixed assets (net)	(5,159)	-
Stock dividend received	(15,029)	(13,998)
Impairment of goodwill	222,524	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	122,128	(248,950)
(Increase)/Decrease in enrolment fee receivable	(1,733)	(768)
(Increase)/Decrease in deposit and prepayment	21,399	13,001
(Increase)/Decrease in fiduciary asset	(183,530)	(10,509)
(Increase)/Decrease in other receivable	106,797	(257,900)
(Increase)/Decrease in tax receivable	146,085	164,996
Increase/(Decrease) in accounts payable	128,063	354,298
Increase/(Decrease) in claims payable	18,043	50,424
Increase/(Decrease) in other payable	11,611	82,915
Increase/(Decrease) in accrued expenses	(126,621)	(156,868)
Increase/(Decrease) in deferred revenue	(667)	(250)
Net cash provided by operating activities	80,042	365,629

Investing Activities
Prepayment for asset improvement	(303,548)	-
Short-term investment	(290)	(498)
Loan made to third parties	(1,580,000)	-
Loan repayment from third parties	2,680,000	-
Cash paid for purchase of fixed assets	(1,765,945)	(2,119,673)
Sale proceeds from disposal of fixed assets	16,381	-
Net cash used in investing activities	(953,402)	(2,120,171)

Financing Activities
Dividend paid to minority shareholders	(143,077)	(147,179)
Capital injection from minority interest shareholder	-	132,044
Repayment of obligations under hire purchase	(4,850)	-
Borrowings on related party debt	18,086	14,591
Principal payments on related party debt	(18,388)	(6,723)
Net cash used in financing activities	(148,229)	(7,267)

Net decrease in cash and cash equivalents	(1,021,589)	(1,761,809)
Effect of exchange rate changes on cash and cash equivalents	(4,464)	2,304
Cash and cash equivalent at beginning of period	5,183,870	7,988,861
Cash and cash equivalent at end of period	$4,157,817	$6,229,356

Supplemental Disclosures of Cash Flow Information:

Interest paid	$977	$-

Income taxes paid	$96,477	$102,599

Non-Cash Transactions Dividend received	$11,158	$10,319
Restricted shares issued/(forfeited)	$-	$(6)
Acquisition of assets by hire purchase	$32,036	$-
Change in fair value for Available-for-sales securities	$(22,452)	$14,322

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2013	10,336,000	10,336	342,758	169,177	10,593,963	11,116,234	329,052	11,445,286

Stock based compensation	-	-	5,568	-	-	5,568		5,568
Unrealized loss on marketable securities	-	-	-	(22,452)	-	(22,452)		(22,452)
Foreign currency translation adjustments	-	-	-	(7,513)	-	(7,513)	(726)	(8,239)
Net income (loss)	-	-	-	-	(663,813)	(663,813)	102,090	(561,723)
Dividend paid	-	-	-	-	-		(143,077)	(143,077)

Balance, September 30, 2014 (Unaudited)	10,336,000	10,336	348,326	139,212	9,930,150	10,428,024	287,339	10,715,363

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2014 and 2013.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date:

 US$0.16214:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.16120:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited (“ALCO Insurance”) is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date:

 US$0.78128:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the period: US$0.78997:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the nine-month period ended September 30, 2014.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Note 3 – Cash

	September 30,	December 31,
Cash consist of the following:	2014	2013

Cash in hand	$34,671	$22,653
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,831,633	3,763,362
United Overseas Bank	637,046	568,362
Bank of China	100,004	225,199
Sun Hung Kei Financial	225	284
Bank of Shanghai	547,632	597,407
Industrial and Commercial Bank of China	189	189
Cash in bank – Fixed deposit	6,417	6,414
	$4,157,817	$5,183,870

The Company established a bank guarantee of HK$45,000 (approximately $5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,410 fixed deposit as shown as above.  On September 30, 2014, a bank guarantee of $5,540.81 was provided.

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

Under the scheme, compensation up to a limit of HK$100,000 ($12,821) per depositor would be paid from the scheme to depositor if the bank with which the depositor holds his/her eligible deposits fails.  On October 14, 2008, the Hong Kong Government announced that they would use the Exchange Fund to guarantee the repayment of all customer deposits held in authorized institutions in Hong Kong, following the principles of the Deposit Protection Scheme.  This action began on October 14, 2008 and expired at the end of 2010.  Following the enactment of the Deposit Protection Scheme (Amendment) Ordinance 2010 in June 2010, the protection limit of the Deposit Protection Scheme is increased from HK$100,000 per depositor to HK$500,000 (approximately $64,103) per depositor with effect from January 1, 2011.

Note 4 – Commissions Receivable

	September 30,	December 31,
Commissions receivable consist of the following:	2014	2013

Commissions receivable	$320,953	$336,299
Less: allowances for doubtful accounts	253,344	193,560
	$67,609	$142,739

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $2,118,701 and $1,936,194 at September 30, 2014 and December 31, 2013, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at September 30, 2014 and December 31, 2013:

Assets	Fair value		Fair value Hierarchy
	September 30, 2014	December 31, 2013

Stocks	$402,033	$413,328	Level 1
Short-term investment	$109,754	$109,785	Level 1

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized loss of $22,452 and unrealized gain of $14,322 for the investments in stock were recognized in the other comprehensive income for the nine months ended September 30, 2014 and 2013, respectively.  All these gain and loss are related to the investments listed in the Hong Kong Stock Exchange.

	Nine Months Ended September 30,
Investment Income	2014	2013

Dividend from the publicly traded equity securities	$15,029	$13,998

Note 7 – Due to Directors

	September 30,	December 31,
Due to directors consist of the following:	2014	2013

Andrew Liu Fu Kang	$0	$283
John Liu Shou Kang	686	705
	$686	$988

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the nine months ended September 30, 2014 and 2013, the Company recognized $5,568 and $34,348, respectively, of stock-based compensation expense.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		Period ended September 30,
Location	Landlord	2014	2013

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$23,077	$23,077
		$23,077	$23,077

Note 10 – Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2014 and 2013 was -9.67% and 25.89%, respectively.  The provisions for income taxes for the periods ended September 30, 2014 and 2013 are summarized as follows:

	Nine Months Ended September 30,
Hong Kong only:	2014	2013

Current	$49,506	$62,382
Deferred	-	-
	$49,506	$62,382

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Nine Months Ended September 30,
	2014	2013

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Miscellaneous permanent differences	-26.17%	9.39%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-9.67%	25.89%

Note 11 – Loans Receivable

On August 4, 2011, the Company’s subsidiary Andrew Liu & Company Limited (“ALC”) entered into a loan agreement with its clients, Jian Mao International Shipping Co Ltd (“JMISCL”) and Jian Xing Intl Shipping Co Ltd (“JXISCL”).  Under the loan agreement, ALC will make available to JMISCL and JXISCL an on demand loan facility in the principal amount of up to $3,000,000.  The loan is interest free and secured by the claim proceeds under a claim filed by JMISCL and JXISCL under the terms an existing Hull & Machinery insurance policy insuring a vessel owned and managed by JMISCL and JXISCL respectively. The loan is payable upon demand at any time following settlement of the claim if the claim proceeds are not adequate to cover the loan in full, and in any event is due and payable in full on or before August 4, 2012.  As of August 4, 2012, the balance of the loan is $1,912,000.

On August 4, 2012, 2013 and 2014, ALC entered into a loan extension agreement with JMISCL and JXISCL, respectively.  Under the three extension agreements, the payable due date is extended to August 4, 2015.  All terms and conditions of the loan agreement and the balance of the loan remain unchanged.

On December 27, 2013, ALC entered into a loan agreement with its client, Zhenghe Shipping S.A. (“ZSSA”).  Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of $1,100,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is two months and is payable in full at any time upon demand.  On February 26, 2014, the loan was fully repaid.

On March 4, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of $500,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 25 days and is payable in full at any time upon demand.  On March 25, 2014, the loan was fully repaid.

On March 26, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of $480,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 30 days and is payable in full at any time upon demand.  On April 24, 2014, the loan was fully repaid.

On April 30, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of $300,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 30 days and is payable in full at any time upon demand.  On May 29, 2014, the loan was fully repaid.

On June 12, 2014, ALC entered into a loan agreement with ZSSA. Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of $300,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 29 days and is payable in full at any time upon demand.  On July 10, 2014, ALC entered into a loan extension agreement with ZSSA.  Under the extension agreement, the loan term was extended for additional 12 days.  All terms and conditions of the loan agreement remain unchanged.  On July 23, 2014, the loan was fully repaid.

Note 12 – Goodwill

Changes to the carrying amount of goodwill during the nine months period ended September 30, 2014 were as follows:

	Gross amount	Accumulated impairment losses	Net amount
Balance as at January 1, 2014	$301,498	$-	$301,498
Goodwill impairment charge	-	(222,524)	(222,524)
Exchange different	(2,156)	-	(2,156)
Balance as at September 30, 2014	$299,342	$(222,524)	$76,818

As the operation of SHB has been changed and its revenue significantly declined during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was required at June 30, 2014.  In the first step of the goodwill impairment test, the estimated fair value of SHB was determined utilizing discounted cash flow method.  The present value of the future estimated cash flows during a defined projection period and the present value of the terminal value which represents the fair value of all cash flows beyond the projection period were discounted.  The result of this test concluded that the carrying value of the Company exceeded its estimated fair value, and as such, the second step of the goodwill impairment test was performed.

In the second step of the impairment test, the impairment loss was measured by estimating the implied fair value of the Company’s goodwill and comparing it with its carrying value. Using the Company’s fair value determined in the first step of the goodwill impairment test as the acquisition price in a hypothetical acquisition of the Company, the implied fair value of goodwill was determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. Based on the results of the second step of the goodwill impairment test, it was concluded that the carrying value of goodwill was impaired as of June 30, 2014.  Consequently, the Company recorded a goodwill impairment charge of $222,524 during the nine months period ended September 30, 2014 to write off the entire carrying value of SHB’s goodwill, and reported this amount as a separate line item in the consolidated statements of operations.

Note 13 – Capital Lease

On June 12, 2014, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd in relation to the acquisition of a motor vehicle.  The term of the lease is 48 months with $728 as its monthly payment.  The Company’s director, John Liu, provided a guarantee for the lease.  The leased property was capitalized as motor vehicle in the amount of the total principal, $32,036, and the related depreciation expense is $2,670 during the nine months period ended September 30, 2014.  The principal due within one year represents the current portion of long term debt and is classified as current liability.

Note 14 – Non-controlling Interest

On April 7, 2014, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,790,000, or $357,692. The Company has paid 40% of the dividends or $143,077 to the non-controlling shareholders.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

Nine-month end:

Revenue for the nine months ended September 30, 2014 was $3,780,820, as compared to $4,295,941 for the same period of 2013.  The decrease of $515,121 or approximately 12% was mainly due to decreases of commission income, consulting income, website advertising and enrollment fee income.

Commission income is based on a percentage of the premiums paid by the insured, and decreased by $491,810 or 12% when compared to the same period in last year.  The decrease was mainly contributed by SHB, ALC and CAC which was partially offset by an increase of ALCO Insurance.  If the contributions from SHB and ALCO Insurance are excluded, commission income of the group for the same period of 2014 decreased by $301,424 or 9% as compared to the same period of 2013.  The factors which resulted in the decrease of commission income attributable to ALC were a decrease of 11% in average commission earned per client, partially offset by an increase of 3% in number of clients.

Some clients sold their vessels as scrap during the period because of the poor shipping market.  Such sales resulted in lowered demand for insurance.  However, the Company’s number of clients still increased during the period because of our marketing activities and acquisition of new clients.  Average commission earned per client decreased during the period because of decreases in the commission percentage.  During the nine months period of 2014, total commission income contributed by ALC, CAC, SHB and ALCO Insurance was 80%, 9%, 1% and 10% respectively.

For the SHB, its revenue for the nine months ending September 30, 2014 decreased 89% as compared to the same period of 2013.  The decrease was mainly because SHB temporarily exits the general insurance business and forces on the marine insurance business.

Consulting income for the nine months period ended September 30, 2014 was $18,000 as compared to $44,194 for the comparable period of 2013.  The decrease of $26,194 or approximately 59% was mainly due to the fact that demand for the services decreased.  Enrollment fee for the nine months period ended September 30, 2014 were $10,379 as compared to $3,913 for the same period of 2013.  The increase was mainly due to the increase of enrollment during the period.  In addition, website advertising income for the nine months period ended September 30, 2014 was $667, a decrease of $3,583, or 84% as compared to the same period in 2013.  Cause for the decrease is because the advertising service was no longer provided during the period.

Three-month end:

Revenue for the three months ended September 30, 2014 was $1,410,883, as compared to $1,603,240 for the same period of 2013.  The decrease of $192,357 or approximately 12% was mainly due to decreases of commission income, consulting income, website advertising which was partially offset by the increase of enrollment fee.

Commission income for the three months period ended September 30, 2014 was $1,396,438 as compared to $1,579,380 for the same period of 2013. The decrease of $182,942 or approximately 12% was mainly due to the reasons stated in the Nine-month end paragraph above.  Consulting income for the three months period ended September 30, 2014 was $6,000 compared to $21,129 for the comparable period of 2013.  Same as the causes stated in the nine-month end paragraph above, the decrease of $15,129 was mainly because demand of the services increased.  In addition, website advertising income for the three months period ended September 30, 2014 were $0, a decrease of $1,000, or 100% as compared to the same period in 2013.  Causes for the decrease was same as the causes stated in the nine-month end paragraph above.

Net loss before tax and noncontrolling interest

Nine-month end:

Net loss before tax and noncontrolling interest for the nine months ended September 30, 2014 was $512,217 compared to net income before tax and noncontrolling interest of $240,961 for the nine months period ended September 30, 2013.  The decrease of $753,178 was mainly because the 12% decrease in revenues and 6% increase in operating expenses during the period.  Causes for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense increase will be discussed in the section of Operating expenses below.

In addition, the increase in operating expenses was mainly because the goodwill impairment charge of $222,524 was made during the nine months period ended September 30, 2014.  If the impairment charge is excluded, the operating expenses will only increase by 0.4%.

Other income increased to $89,143 for the nine months ended September 30, 2014 from $87,599 for the same period of 2013.  The increase of $1,544 or approximately 2% was mainly due to the increase in interest income, investment income and gain on disposal of fixed assets which was partially offset by the interest expense and other revenues.  Interest income increased by 528% to $19,093 during the period.  The increase was due to the loans made to third party.  Investment income increased by 7% to $15,029 for the nine months ended September 30, 2014 as compared to $13,998 in the comparable period of 2013.  It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the nine months period ended September 30, 2014 was $50,839 compared to $70,562 for the comparable period of 2013.  The decrease of $19,723 or approximately 28% was mainly due to decreased commissions from business referral and other business services we provided to clients.

Three-month end:

Net income before tax and noncontrolling interest for the three months ended September 30, 2014 was $955 as compared to $209,529 for the three months period ended September 30, 2013.  The decrease of $208,574 was mainly due to the causes stated in the nine months end paragraph above.

Operating expenses

Operating expenses for the nine months ended September 30, 2014 were $4,382,180, as compared to $4,142,579 for the same period of 2013.  The increase of $239,601 or approximately 6% was mainly due to the goodwill impairment charge of $222,524 and increases in salary, travel, rent, depreciation and amortization expense which were partially offset by decreases in bad debts expenses and other general and administrative.  If the impairment charge is excluded, the operating expenses will only increase by 0.4%.

Operating expenses for the three months ending September 30, 2014 were $1,424,901, as compared to $1,424,533 for the same period of 2013.  The increase of $368 was mainly due to the increases in salary, travel and bad debts expenses, which were partially offset by decreases in rents, depreciation and amortization, and other general and administrative expenses.

The reasons for the increases and decreases in the major items of operating expense in 2014, as compared to the same period of 2013, are as follows:

■

Salaries – increased $136,181 or 6% for the nine months ended and $38,226 for the three months ended September 30, 2014 as compared to the same period of 2013.  The increase was mainly due to increases in pay rates and headcounts.

■

Travel Expenses – increased $8,187 or 3% for the nine months ended and $7,241 or 5% for the three months ended September 30, 2014 as compared to the same period of 2013.  The increase was because more business trips were taken during the second quarter of 2014 to establish relationship with new clients.

■

Rent – increased $28,480 or 6% for the nine months ended and decreased $4,081 or 2% the three months ended

September 30, 2014 as compared to the same period of last year.  The increase was mainly due to the new office space rent for Dalian office and rental rates increased.  The decrease was mainly due to the office space for SHB had not been renewed and the Shanghai Office shares the same office space with SHB.

■

Bad debt expenses – decreased $10,758 or 12% for the nine months ended and increased $19,338 for the three months ended September 30, 2014 as compared to the same period of last year.  The increase and decrease was mainly due to the provision of doubtful debts increased and decreased respectively during the period.

■

Depreciation and amortization – increased $26,733 or 30% for the nine months ended and decreased $1,903 or 5% for the three months ended September 30, 2014 as compared to the same period of last year.  Because the real property located in United Kingdom purchased in July 2013 and another real property located in United States purchased in July 2014, depreciation of the buildings started to charge at that time.  During the nine months ended September 30, 2014, depreciation for fixed assets was $110,724, an increase of $46,327, or 72%, from $64,397 in the comparable period of 2013, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $6,007 for the nine months ended September 30, 2014, a decrease of $19,594 or 77% as compared to the same period of 2013.  The decrease is due to the acquired customer base had been fully amortized in June 2014.

■

Other general & administrative expenses – decreased $171,746 or 20% for the nine months ended and $58,867 or 21% for the three months ended September 30, 2014 as compared to the same period of last year.  The decrease was due to SHB in which the employee related expenses decreased and the effort of expense control.

■

Impairment of goodwill – due to the fact that the operation of SHB has been changed and its revenue significant decline during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was performed at June 30, 2014.  Consequently, a goodwill impairment charge of $222,524 was made during the nine months period ended September 30, 2014.

Net income and loss

The Company incurred a net loss of $663,813 during the nine months period ended September 30, 2014. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section above.  In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2014, cash provided by operating activities totaled $80,042.  This was primarily due to the net loss during the period plus a decrease in commission receivable, deposit and prepayment, other receivables, tax receivable, accrued expenses and deferred revenue, which was partially offset by an increase in enrollment fees, fiduciary asset, account payables, claims payable, and other payable.

Net loss after adjustments of non-cash activities for the nine months ending September 30, 2014 decreased by $537,138, or 143% as compared to the same period of 2013. The changes in operating assets and liabilities for the nine months ending September 30, 2014 increased $251,551 or 2614% as compared to the same period of 2013.  As a result, net cash provided by operating activities for the nine months ended September 30, 2014 decreased by $285,587 or approximately 78% as compared to the same period of last year.

For the nine months ended September 30, 2014, cash used in investing activities amounted to $953,402 as compared to $2,120,171 for the same period of last year.  For the nine months period of 2014, deposit and prepayment paid for the acquisition of assets was $303,548, loan made to third party was $1,580,000, loan repayment from third party was $2,680,000, cash paid for purchase of fixed assets was $1,765,945 and sales proceed for disposal of fixed assets was $16,381.  For 2013, the fund was mainly used for asset acquisition with $2,120,171 and short-term investment with $498.

For the nine months ended September 30, 2014 and 2013, cash used in finance activities totaled $148,229 and $7,267 respectively.  For 2014, the funds were mainly used for the dividend payment to minority shareholders and repayment of obligations under hire purchase.  In addition, the fund borrowed from related parties almost offset the payments on related parties debt.  For 2013, the funds were mainly used for the dividend payment to minority shareholders, which was partially offset by the capital injection from the minority interest shareholder.

Assets and liabilities

For the nine months ended September 30, 2014, the Group’s balance sheet reflects total assets of $13,404,909 and total liabilities of $2,689,546.  Total assets decreased $549,863 or approximately 4%, and total liabilities increased $180,060, or approximately 7.2%, when compared to the year ended December 31, 2013.  The decrease of total assets was mainly due to a decrease of cash and cash equivalents, commission receivable, loan receivable, tax receivable, goodwill, intangible asset, marketable securities, and other receivable which was partially offset by an increase of enrollment fee receivable, fiduciary asset property, plant and equipment, and deposit and prepayment.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, other payable, tax payable, obligation from hire purchase lease which was partially offset by a decrease of accrued expenses, due to directors and deferred revenue.

As at September 30, 2014, commission receivable was $67,609 as compared to $142,739 as at December 31, 2013, while trade accounts payable was $2,341,226 as compared to December 31, 2013 balance of $2,090,472.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because the commission income decreased during the period, commission receivable as at September 30, 2014 decreased by $75,130 or 53% as compared to December 31, 2013 balance.  In addition, because certain advances made on behalf of customers were refunded, other receivable decreased by $102,944 or 44% as compared to the year end of 2013.  Furthermore, because certain fund received on behalf of customers during the period, the other payable increased $11,418 or 7% as compared to the year end of 2013.  On the other hand, certain claim proceeds were received on behalf of customers but had not been paid yet, the claim payable increased by $18,043 or 20% as compared to the year end of 2013.

As at September 30, 2014, loan receivable was $1,912,000, which decreased by $1,100,000 or 37% as compared to $3,012,000 as at December 31, 2013.  The decrease was due to receipt of payment of the loan by the client.  Tax payable as at September 30, 2014 was $57,830, it is in relation to the provision of income tax for the nine months ending of 2014.

Accrued expenses of $40,139 as at September 30, 2014, reduced by $126,372 or approximately 76% from $166,511 as at December 31, 2013.  The reduction was mainly due to repayment of the accrued expenses which were provided for the year of 2013.  In addition, the Company provided a deferred tax asset of $13,948 as at September 30, 2014 and December 31, 2013.  Such asset is primarily attributable to the taxable loss carrying over and different methods used in the calculation of depreciation of property, plant and equipment for financial reporting purpose and for income tax purpose.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of September 30, 2014, the market value of the equity securities was $402,033, which represents a decrease of $11,295 or approximately 3% as compared to the market value of $413,328 for the last year.  The decrease was due to the change of fair values between September 30, 2014 and December 31, 2013.

As at September 30, 2014, property, plant and equipment were $3,924,532 as compared to $2,248,611 as at December 31, 2013.  The increase of $1,675,921 or approximately 75% was mainly due to acquisition of a real property in United States.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of September 30, 2014, the carrying value of customer lists was $14,853 and the carrying value of goodwill was $76,818.  However, due to the fact that the operation of SHB has been changed and its revenue significant decline during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was performed at June 30, 2014.  Consequently, a goodwill impairment charge of $222,524 was made during the nine months period ended September 30, 2014 to write off the entire carrying value of SHB’s goodwill.

The Company has bank and cash equivalents of approximately $4,157,817 as at September 30, 2014.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of September 30, 2014, the Company had $0 for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $711,373.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 13, 2014

By: /s/ John Liu, Director

Date:  November 13, 2014

By: /s/ Colman Au, Chief Financial Officer

Date:  November 13, 2014

26