Form 10-K
period 2014-12-31
ALCO, INC.
filed 2015-03-31
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 31, 2015, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

INDEX

PART I………………………………………………………………………………………………………………………………………...	4
ITEM 1. BUSINESS………………………………………………………………………………………………………………………	4
ITEM 1A. RISK FACTORS………………………………………………………………………………………………………………	9
ITEM 1B. UNRESOLVED STAFF COMMENTS……………………………………………………………………………………….	9
ITEM 2. PROPERTIES…………………………………………………………………………………………………………………...	9
ITEM 3. LEGAL PROCEEDINGS……………………………………………………………………………………………………….	9
ITEM 4. MINE SAFETY DISCLOSURES……………………………………………………………………………………………….	9
PART II………………………………………………………………………………………………………………………………………	10
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES……………………………………………………………………………………………….	10
ITEM 6. SELECTED FINANCIAL DATA………………………………………………………………………………………………	11
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS……………………………………	16
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA…………………………………………………………….	16
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE…………………………………………………………………………………………………………………………….	41
ITEM 9A(T). CONTROLS AND PROCEDURES……………………………………………………………………………………….	41
ITEM 9B. OTHER INFORMATION……………………………………………………………………………………………………..	42
PART III………………………………………………………………………………………………………………………………………	42
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE……………………………………………	42
ITEM 11. EXECUTIVE COMPENSATION……………………………………………………………………………………………..	43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS…………………………………………………………………………………………………………….	45
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE………………	46
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES……………………………………………………………………….	46
PART IV………………………………………………………………………………………………………………………………………	47
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES……………………………………………………………………	47

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

PRINCIPAL PRODUCTS AND SERVICES

ALCO operates through its subsidiaries: ALC, CAC, ESA, SHB and ALCO Insurance.  These subsidiaries operate primarily in Hong Kong, China and Singapore.

ALC

ALCO is principally engaged in the marine insurance brokerage business through its wholly owned subsidiary, ALC, which was incorporated in 1989 as an insurance brokerage firm specializing in marine hull protection and indemnity insurance. ALC began operations in Hong Kong and moved into China in 1991.

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

We believe that many students in China will take advantage of the ICS training being offered in their country because they will not be required to travel overseas. As the exclusive agent of ICS in China, ALCO plans to provide delivery of courses in accordance with the syllabus of ICS, promotion of membership in ICS, and management of the examination center.  ICS is the only internationally recognized professional and vocational qualification in the shipping industry.  Pursuant to its contract with ICS, ESA is required to provide seminars, review sessions, revision workshops and other assistance to the students who enroll in the learning center.  Students will be charged GBP385 (approximately US$599), of which GBP225 (approximately US$350) will be paid to ICS.  The fees may be revised in the future upon the agreement of both parties.  ESA is responsible for paying the set up and maintenance for the center.

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2014, ESA had net assets of $(113,729) with a cash balance of $51,750, accounts receivable of $8,652, due to related parties of $161,901 and accounts payable of $7,640.  During the 2014 fiscal year, ESA received $13,091 from enrollment fees from this arrangement and $14,593 from seminar income. It spent approximately $37,688 setting up and maintaining the learning center.

CAC

AL Marine owns 60% of CAC which participates in a joint venture with a large state-owned shipping group in China, the China Changjiang Shipping Corporation (the "CSC Group").  CAC, which was incorporated in Hong Kong in March 1999, acts as an in-house insurance brokerage firm and general consultant for the CSC Group.  CAC looks for business opportunities for the CSC Group and uses the CSC Group’s connections in China to create business opportunities for other foreign shipping interests.

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

CAC has no formal agreement with the CSC Group.  In 2014, approximately 9% of ALCO’s revenue was generated from CAC.

SHB

AL Marine indirectly owns 100% of SHB through ALM Shanghai and a local Chinese individual.  SHB, which was incorporated in China in July 2005, is an insurance brokerage firm engaging in general insurance brokerage in relation to property, motor vehicle, liability & indemnity, health and accident, etc.  SHB’s primary operations are in China.

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

SHB became ALCO’s subsidiary on December 16, 2010. In 2014, approximately 1.3% of ALCO’s revenue was generated from SHB.

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

ALCO Insurance became ALCO’s subsidiary on October 1, 2012.  In 2014, approximately 10% of ALCO’s revenue was generated from ALCO Insurance.

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

ALCO had a customer retention rate of approximately 78% in 2014. We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2014, ALCO had over 270 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-brokers.

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

EMPLOYEES

At the time of this report, ALCO had 70 employees, including 48 in operations and 22 in supporting and administrative functions.  All employees are full time.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents its facilities from third parties.  As of December 31, 2014, ALCO leased approximately 13,846 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Wanchai, Hong Kong	6,350 sq. ft	Headquarters

Shanghai, China	3,251 sq. ft	Offices
Fuzhou, China	1,243 sq. ft	Office
District 01, Singapore	2,024 sq. ft	Office
Dalian, China	978 sq. ft	Office

The Hong Kong office was leased from a third party since March 2010.  Starting from December 2007, additional flats at the existing building of the Hong Kong Office were leased from third parties for office expansion.  As the Company is continuing growth and the existing properties were no longer able to meet the Company’s needs, the Hong Kong Office moved to a new property in March 2012. The new property is located in Wanchai, Hong Kong with 6,350 sq. ft and is leased from a third party. The leases for the old office located in Central were not renewed.

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

ALCO’s current total monthly rental payment for the facilities mentioned as above is approximately US$43,977. We intend to renew these leases upon their expiration.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of December 31, 2014, ALCO had 10,336,000 shares of common stock issued and outstanding.  The shares are held by 37 shareholders of record.

On June 1, 2010, the Company issued 198,000 shares of restricted stock to certain key employees and directors of the Company under the 2010 Restricted Share Stock Compensation Plan.  The plan was approved by the board of directors on June 1, 2010.  The restricted shares were issued subject to certain terms and conditions such as that the shares may not be transferred during the applicable restriction period and that the shares will be forfeited if the employment is terminated by the holder or the Company. The shares were issued in reliance upon an exemption from registration provided by Regulation S under the Securities Act of 1933.  The shares were issued at a strike price of approximately $1.57, which was equal to the fair value of the Company’s stock on June 1, 2010, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $310,860, of which $85,303 (6,000 shares with fair value of $9,420 were subsequently forfeited) and $37,615 was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2012 and the year ended December 31, 2013 respectively.  No balance was recognized as stock-based compensation expenses in 2014 because it is fully amortized in 2013.

On June 1, 2011, the Company issued 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The plan was approved by the board of directors on June 1, 2011.  The shares were issued at a strike price of $2.79, which was equal to the fair value of the Company’s stock on June 1, 2011, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $71,145, of which -$1,744 (13,500 shares with fair value of 37,665 were subsequently forfeited) and -$8,835 (6,000 shares with fair value of 16,740 were subsequently forfeited) were recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2012 and 2013 respectively.  No balance was recognized as stock-based compensation expenses in 2014 because the balance of shares was forfeited in 2013.

On June 1, 2012, the board of directors approved and the Company granted an award of 13,500 shares of restricted stock to a key employee of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan

mentioned as above.  The shares were issued at a strike price of $1.65, which was equal to the fair value of the Company’s stock on June 1, 2012, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $22,275, of which $4,331, $7,425 and $7,425 was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2012, 2013 and 2014 respectively.  The balance will be recognized as stock-based compensation expenses in the coming year.

ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

To cope with the difficult shipping market in 2014, there were several tasks in the management’s plan of operations for 2014.  The first task was tightening control measures to monitor and reduce operating expenses.  Management believes that this task was successfully completed as other general and administrative expense decreased 10% in 2014 when compared to 2013. Although salaries and travel expenses increased 6% and 7% respectively, it was because the level of marketing activities increased in 2014.  The second task was enhancing our credit controls to improve the average collection period for outstanding receivables. Management believes that the enhancement was successful although the average collection period increased from 34 days in 2013 to 35 days in 2014.  The third task was carrying out an audit review for our Singapore subsidiary.  This task was completed and no significant finding was noticed during the audit.  The fourth task was  organizing marketing activities with our business partners and putting more effort into acquiring new clients.  We believe that this task was successfully achieved as our client retention rate increased by 1 point to 78% and 68 new clients were acquired during 2014.

Management believes that the 2015 fiscal year will still be a difficult year even though the shipping market is expected to be improved to some extent.  However, many companies, including us, have been facing pressures from increasing operating costs such as salaries and rent.  Therefore, the Company plans to continue to tighten control measures in order to monitor and reduce operating expenses.  Meanwhile, we will maintain the current level of marketing activities to promote the Company to new clients and to strengthen our relationship with our existing clients.  In addition, because current market conditions are still bad, with many shipping companies facing liquidity problems, we will maintain our credit controls to retain, or further reduce, the average collection period for outstanding receivables.

We believe the plans mentioned above will help to turn the Company back to profitability.  However, implementation of the plans will depend on the market situation, associated risk factors and our internal resources.  There is no assurance that we will be able to implement these plans within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2014 compared with 2013

Revenue:

Revenue for 2014 was $5,337,978 as compared to $5,783,414 for 2013. The decrease of $445,436 or approximately 8%, was mainly due to decreases of commission income from existing clients, and decreasing in consulting income and website advertising income, which were partially offset with an increase of enrollment fee income.

Commission income, which is based on a percentage of the premiums paid by the insured, and decreased by $431,849, or 8%, when compared to last year. The decrease was mainly contributed by a reduction of commission income for SHB, ALC and CAC which was partially offset by an increase of commission income for ALCO Insurance.  If the contributions from SHB and ALCO Insurance are excluded, commission income of the group for 2014 decreased by $194,091, or 4%, as compared to 2013. The factors which resulted in the decrease of commission income attributable to ALC and CAC were a decrease of 6% in average commission earned per client, partially offset by an increase of 4% in number of clients.

Some clients sold their vessels as scrap during the year because of the poor shipping market.  Such sales resulted in lowered demand for insurance.  However, the Company’s number of clients still increased during 2014 because of our marketing activities and acquisition of new clients.  Average commission earned per client decreased during the year because of decreases in the commission percentage.  In 2014, commission income contributed by ALC, CAC, SHB and ALCO Insurance was 80%, 9%, 1.3% and 10% respectively, of our total commission income for the year.

Consulting income for 2014 decreased to $29,000 from $55,800 in 2013.  The decrease of $26,800, or 48%, was because demand for consulting services decreased.  In addition, website advertising for 2014 was $667, the decrease was due to the decreases of customers’ demand.  On the contrary, enrollment fees for 2014 increased 180% to $27,684 as compared to $9,888 for 2013. The increase was mainly due to increases in customer’s demand and enrollment.

Net loss before tax and noncontrolling interest:

Net loss before tax and noncontrolling interest for 2014 was $727,769 compared to income before tax and noncontrolling interest $11,821 for 2013. The increase of $715,948, or approximately 6057%, was mainly because of the 8% decrease in revenues combined with a 4% increase in operating expenses during 2014.  Causes for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense increase will be discussed in the section of Operating expenses below.  In addition, the increase in operating expenses was mainly because the goodwill impairment charge of $222,759 was made during the year.  If the impairment charge is excluded, the operating expenses only increased by 1%.

Other income decreased to $93,971 in 2014 from $107,253 in 2013.  The decrease of $13,282, or approximately 12%, was mainly due to the increase in interest expenses and other revenues which was partially offset by the interest income, investment income and gain on disposal of fixed assets.  Interest income increased by 289% to $19,932 in 2014.  The increase was due to interest earned on loans made to a third party.  Investment income increased by 7% to $18,982 in 2014 as compared to $17,770 in 2013.  The increase was mainly the result of an increase in dividend income received from publicly traded equity securities owned by the Company.  Other revenue for 2014 was $51,194 compared to $84,355 for 2013.  The decrease of $33,161, or approximately 39%, was mainly due to decreased commissions from business referral and other business services we provided to clients.  In addition, there was a government grant received by ALCO Insurance in 2013.  Because no such grant was received in 2014, it also caused the decrease of other income in 2014.

Operating expenses:

Total operating expenses were $6,159,718 for 2014, as compared to $5,902,488 for 2013.  The increase of $257,230, or approximately 4%, was mainly due to the goodwill impairment charge of $222,759 and increases in salary, travel, depreciation and amortization expenses which were partially offset by decreases in rents, bad debts expenses and other general and administrative expenses.  If the impairment charge is excluded, the operating expenses only increased by 1% from 2013 to 2014.

The reasons for the increases and decreases in the major items of operating expense in 2014, as compared to 2013, are as follows:

•

Salaries – increased by $211,725, or 6%, from $3,418,958 in 2013 to $3,630,683 in 2014.  The increase was mainly due to increases in headcounts for the Hong Kong office and increases in pay rates for all offices during the year of 2014.  In addition, pursuant to the Restricted Share Stock Compensation Plans, $7,425 was recognized as stock-based compensation expense in salaries during the year ended December 31, 2014.  The amount of stock based compensation decreased $28,780, or approximately 79%, as compared to 2013 because amortization for the plans which was implemented in 2010 and 2011 was completed.

•

Travel expenses – increased by $28,033, or 7%, from $393,763 in 2013 to $421,796 in 2014.  The increase was because more business trips were taken during 2014 to establish relationships with new clients and maintain relationships with existing clients.

•

Rents – decreased by $3,489, or 0.5%, from $705,797 in 2013 to $702,308 in 2014.  The decrease was mainly due to the fact that the separate office space for SHB was not renewed, and instead, SHB and the Company’s Shanghai office share the same office space with SHB.  This decrease was partially offset by an increase which was due to new office spaces were rented for the Dalian office and an increase in rental rates during the year.

•

Bad debt expenses – decreased by $111,255, or 104%, from $106,569 in 2013 to ($4,686) in 2014.  The decrease was mainly because the provision of doubtful debts decreased during the year.

•

Depreciation and amortization – increased by $26,258, or 19%, from $135,206 in 2013 to $161,464 in 2014.  The Company acquired real property in the United Kingdom in July 2013, and acquired real property located in the United States, in July 2014.  The Company began to claim depreciation deductions for these properties immediately following their acquisition.    As a result, during 2014, depreciation for fixed assets was $149,543, an increase of $48,544, or 48%, from $100,999 in 2013. The increase in depreciation expense for fixed assets was partially offset by a decrease in amortization expense for intangible assets.  The amortization expense for intangible assets was $11,921 for 2014, which was a decrease of $22,286, or 65%, as compared to 2013.  Amortization expenses decreased in 2014 as compared to 2013 because the acquired customer base which was being amortized, had been fully amortized during the year.

•

Other general & administrative expenses – decreased $116,801, or 10%, for 2014 as compared to last year.  The decrease was due to a decrease in employee related expenses for SHB and to the Company’s expense control efforts.

•

Impairment of goodwill – due to the fact that the operation of SHB had changed and its revenue significantly declined during 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was performed at June 30, 2014.  Consequently, a goodwill impairment charge of $222,759 was made during 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For 2014, cash provided by operating activities totaled $148,186 compared to $435,045 for 2013.  The receipt of funds was primarily due to net loss for the year plus increases in enrollment fee receivable, fiduciary asset, accounts payable, other payable and accrued expenses, which were partially offset by decreases in commission receivable, deposit and prepayment, other receivable, tax receivable, claims payable, and deferred revenue.

Net loss after adjustments of non-cash activities for 2014 increased by $610,901, or 355%, as compared to 2013.  The changes in operating assets and liabilities for 2014 increased $324,042, or 123%, as compared to 2013.  As a result, net cash provided by operating activities for 2014 decreased by $286,859, or approximately 66%, as compared to last year.

For the year of 2014 and 2013, cash used in investing activities amounted to $1,104,120 and $3,224,873, respectively. For 2014, the fund was mainly used for deposit and prepayment paid for the acquisition of assets, loan made to third party, and cash paid for purchase of fixed assets including a real property located in New York, United States.  The cash outflow was partially offset by the loan repayment from third party and sale proceeds from disposal of fixed assets.  For 2013, the fund was primarily used for the loan made to third party and purchase of fixed assets including a real property located in Holly Mount, London, United Kingdom.

In 2014, cash used in financing activities totaled $149,973, consisting of a dividend payment of $143,077 to minority shareholders of CAC, repayment of $6,720 of obligations under capital lease, and principal payments of $21,589 on related party debt.  The cash outflow was offset by the borrowings of $21,413 on related party debt.

Assets and liabilities

As of December 31, 2014, the Company’s balance sheet reflects total current assets of $8,413,569, which decreased by $2,067,765, or 20%, as compared to $10,481,334 as of December 31, 2013.  Total current liabilities as of December 31, 2014 were $2,853,912, which increased by $344,426, or 14%, as compared to $2,509,486 as of December 31, 2013.  The decrease of total current assets was mainly due to decreases of cash and cash equivalents, short-term investment, commission receivable, loan receivable and tax receivable which were partially offset by increases of enrollment fee receivable and fiduciary asset.  The increase of total current liabilities was mainly due to increases of trade accounts payable, other payable, accrued expenses, tax payable, and current portion of obligation from capital lease, partially offset by decreases of claims payable, due to directors and deferred revenue.

As of December 31, 2014, commission receivable was $322,589 as compared to $142,739 in 2013, while trade accounts payable and other payable were $2,376,271 and $214,504 respectively, as compared to December 31, 2013 balances of $2,090,472 and $159,451.  Each of these changes was due to the timing of commissions received from customers and making payments to insurers at the year end.  In addition, because the commission income decreased, commission receivable as at December 31, 2014 increased by $179,850, or 126%, as compared to the December 31, 2013 balance.  In addition, because certain payment advances made on behalf of customers were refunded, other receivable decreased by $111,188, or 47%, as compared to the year end of 2013.  Furthermore, because certain fund received on behalf of customers had been received, the other payable increased $55,053, or 35%, as compared to the year end of 2013.  In addition, certain claim proceeds received on behalf of customers had been paid, and as a result, the claim payable decreased by $17,457, or 19%, as compared to 2013.

As at December 31, 2014, loan receivable was $1,912,000, which decreased by $1,100,000, or 37%, as compared to last year.  The decrease was due to receipt of payment of the loan by the client.  Tax payable as at December 31, 2014 was $10,429, it is in relation to the provision of income tax for 2014.

Accrued expenses were $170,200 as at December 31, 2014, which represents an increase of $3,689, or approximately 2%, from $166,511 as at December 31, 2013.  The increase was mainly due to the fact that certain operating expenses which were higher than last year were accrued in 2014.  The Company provided a deferred tax asset of $13,948 as at December 31, 2013. Such asset is primarily attributable to the taxable loss carrying over and different methods used in the calculation of depreciation of property, plant and equipment for financial reporting purpose and for income tax purpose.  As at December 31, 2014, no deferred tax asset was provided.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of December 31, 2014, the market value of the equity securities was $381,204, which represents a decrease of $32,124, or approximately 8%, as compared to the market value of $413,328 for the last year.  The decrease was mainly due to the change of fair values between December 31, 2014 and December 31, 2013, and the addition of equity securities which were acquired during the year.

As at December 31, 2014, property, plant and equipment were $4,035,084 as compared to $2,248,611 as at December 31, 2013.  The increase of $1,786,473, or approximately 79%, was mainly due to acquisition of a real property in United States.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of December 31, 2014, the carrying value of customer lists was $8,585 and the carrying value of goodwill was $73,997.  However, due to the fact that the operation of SHB has been changed and its revenue significantly declined during the six month period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was performed at June 30, 2014.  Consequently, a goodwill impairment charge of $222,759 was made during 2014 to write off the entire carrying value of SHB’s goodwill.

The Company has bank and cash equivalents of approximately $4,048,846 as at December 31, 2014.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of December 31, 2014, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $556,135.

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

In accordance with ASC 810, the Company consolidates variable interest entities (VIEs) for which it is the primary beneficiary.  The company has evaluated the provisions of ASC 810 and determined that it applies to its interest in China.

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

Currency

ALCO’s main subsidiaries, ALC, CAC and ESA use the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during the period between 2013 and 2014.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC, CAC and ESA were translated at year-end exchange rates.  Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

The functional currency of SHB and ALM Shanghai is the Chinese Yuan (“CNY”) while ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of SHB, ALM Shanghai and ALCO Insurance are translated into United States dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At December 31, 2014, the cumulative translation adjustment of $3,894 was classified as an item of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet.  For the year ended December 31, 2014, accumulated other comprehensive income was $53,565.

The exchange rates used to translate amounts in CNY and SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.16060:CNY1 and US$0.75259:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.16137:CNY1 and US$0.78377:SGD1

Revenue Recognition

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2014

INDEX

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013………………………………………………………	19
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013…………………………………………………………………………………………………………...	21
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013………………..	22
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013……….	24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS……………………………………………………………………………..	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ALCO, Inc.

Hong Kong

We have audited the accompanying consolidated balance sheets of ALCO, Inc. and its subsidiaries (collectively, the “Company”)  as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 31, 2015

ALCO, INC

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013

ASSETS	December 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$4,048,846	$5,183,870
Short-term investment	105,723	109,785
Commissions receivable, net	322,589	142,739
Enrollment fee receivable	8,652	8,593
Fiduciary asset	2,015,759	1,936,194
Loan receivable	1,912,000	3,012,000
Tax receivable	-	88,153
Total Current Assets	8,413,569	10,481,334

Property, plant and equipment, net	4,035,084	2,248,611
Goodwill	73,997	301,498
Intangible asset	8,585	20,855

Other Non-current Assets:
Deposits and prepayment	223,471	240,430
Marketable securities	381,204	413,328
Other receivable	123,580	234,768
Deferred tax assets	-	13,948
Total Other Non-current Assets	728,255	902,474

Total Assets	$13,259,490	$13,954,772

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,376,271	$2,090,472
Claim payable	73,940	91,397
Other payable	214,504	159,451
Accrued expenses	170,200	166,511
Tax payable	10,429	-
Due to directors	811	988
Deferred revenue	-	667
Capital lease obligation, current	7,757	-
Total Current Liabilities	$2,853,912	$2,509,486
Non-current Liabilities
Capital lease obligation, non-current	$17,559	$-
Total Non-current Liabilities	$17,559	$-

Total Liabilities	$2,871,471	$2,509,486
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. Shareholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at December 31, 2014 and 2013	10,336	10,336
Additional paid-in capital	350,183	342,758
Accumulated other comprehensive income	71,593	169,177

Retained earnings	9,644,190	10,593,963
Total ALCO, Inc. Shareholders' Equity	10,076,302	11,116,234
Non-controlling interest	311,717	329,052
Total Equity	10,388,019	11,445,286

Total Liabilities and Equity	$13,259,490	$13,954,772

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS) FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year ended December 31,
Revenues	2014	2013
Commission income	$5,280,627	$5,712,476
Consulting income	29,000	55,800
Website advertising	667	5,250
Enrollment fee income	27,684	9,888
Total Revenues	5,337,978	5,783,414

Operating Expenses
Salaries	$3,630,683	3,418,958
Travel expenses	421,796	393,763
Rents	702,308	705,797
Bad debt expenses / (recovery)	(4,686)	106,569
Depreciation and amortization	161,464	135,206
Other general and administrative	1,025,394	1,142,195
Impairment of goodwill	222,759	-
Total Operating Expenses	6,159,718	5,902,488

Loss from Operations	$(821,740)	(119,074)

Other Income (Expense)
Interest income	$19,932	5,128
Investment income	18,982	17,770
Interest expense	(1,292)	-
Other revenues	51,194	84,355
Gain on disposal of fixed assets	5,155	-
Total Other Income	93,971	107,253

Loss Before Provision for Income Taxes	(727,769)	(11,821)
Provision for income taxes	87,836	43,102
Net Loss	(815,605)	(54,923)
Less: Net loss attributable to the non-controlling interest	(134,168)	(148,316)
Net Loss Attributable to ALCO, Inc.	$(949,773)	$(203,239)

Comprehensive Income (Loss):
Net loss	(815,605)	(54,923)
Other Comprehensive Income (Loss)
Marketable securities	(51,178)	13,377
Foreign currency translation adjustments	(54,832)	2,731
Comprehensive Loss	$(921,615)	$(38,815)
Less: Comprehensive loss attributable to non-controlling interest	(125,742)	(142,608)
Comprehensive Loss Attributable to ALCO. Inc.	(1,047,357)	(181,423)

Basic and Fully Diluted Loss per Share
Net loss attributable to ALCO, Inc common shareholders	$(0.09)	$(0.02)

Weighted Average Shares Outstanding	10,336,000	10,336,016

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year ended December 31,
	2014	2013
Operating Activities
Net loss	$(815,605)	$(54,923)
Adjustments to reconcile net loss to net cash:
Bad debt expense (recovery)	(4,686)	106,569
Depreciation expense	149,543	100,999
Amortization expense	11,921	34,207
Stock-based compensation	7,425	36,205
Gain on disposal of fixed assets	(5,155)	-
Deferred income taxes	13,948	(33,218)
Stock dividend received	(18,982)	(17,770)
Impairment of goodwill	222,759	-
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(59,646)	(40,257)
(Increase)/Decrease in enrolment fee receivable	(59)	(924)
(Increase)/Decrease in deposit and prepayment	319,039	(2,053)
(Increase)/Decrease in fiduciary asset	(92,390)	(191,359)
(Increase)/Decrease in other receivable	111,060	(146,895)
(Increase)/Decrease in tax receivable	99,254	97,252
Increase/(Decrease) in accounts payable	166,531	510,483
Increase/(Decrease) in claims payable	(17,456)	50,424
Increase/(Decrease) in other payable	56,342	27,984
Increase/(Decrease) in accrued expenses	5,010	(40,429)
Increase/(Decrease) in deferred revenue	(667)	(1,250)
Net cash provided by operating activities	148,186	435,045

Investing Activities
Prepayment for fixed asset acquisition	(303,548)	-
Short-term investment	(288)	(539)
Loan made to third parties	(1,580,000)	(1,100,000)
Loan repayment from third parties	2,680,000	-
Cash paid for purchase of fixed assets	(1,916,672)	(2,124,334)
Sale proceed from disposal of fixed assets	16,388	-
Net cash used in investing activities	(1,104,120)	(3,224,873)

Financing Activities
Dividend paid to minority shareholders	(143,077)	(147,179)
Capital injection from minority interest shareholder	-	132,044
Repayment of obligations under capital lease	(6,720)	-
Borrowings on related party debt	21,413	52,166
Principal payments on related party debt	(21,589)	(52,626)
Net cash used in financing activities	(149,973)	(15,595)

Decrease in cash	(1,105,907)	(2,805,423)
Effect of exchange rate changes on cash	(29,117)	432
Cash at beginning of the year	5,183,870	7,988,861
Cash at end of the year	$4,048,846	$5,183,870

Supplemental Disclosures of Cash Flow Information:

Cash paid / (received) during year for:
Interest	$1,292	$-
Income taxes paid	$10,746	$54,063

Non-Cash Transactions
Dividend received	$19,056	$17,840
Restricted shares forfeited	$-	$(6)
Acquisition of assets by capital lease	$32,036	$-
Change in fair value for available-for-sales securities	$(51,178)	$13,377

See Notes to Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, January 1, 2013	10,342,000	$10,342	$306,547	$147,361	$10,797,202	$11,261,452	$201,579	$11,463,031

Restricted Shares Issued to
Stock issued
Stock forfeited	(6,000)	(6)	6			-		-
Stock-based compensation			36,205			36,205		36,205
Unrealized gain on market security				13,377		13,377		13,377
Foreign currency translation adjustments				8,439		8,439	(5,708)	2,731
Capital injection from non-controlling interest							132,044	132,044
Net income (loss)					(203,239)	(203,239)	148,316	(54,923)
Dividend paid							(147,179)	(147,179)
Balance, December 31, 2013	10,336,000	$10,336	$342,758	$169,177	$10,593,963	$11,116,234	$329,052	$11,445,286

Restricted Shares Issued to
Stock issued
Stock forfeited
Stock based compensation			7,425			7,425		7,425
Unrealized gain on market security				(51,178)		(51,178)		(51,178)
Foreign currency translation adjustments				(46,406)		(46,406)	(8,426)	(54,832)
Net income (loss)					(949,773)	(949,773)	134,168	(815,605)
Dividend paid							(143,077)	(143,077)
Balance, December 31, 2014	10,336,000	$10,336	$350,183	$71,593	$9,644,190	$10,076,302	$311,717	$10,388,019
See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Control by Principal Shareholders

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

The Company’s VIE consolidated net assets were US$548,316 at December 31, 2014.

The consolidated financial statements have been prepared in accordance with US GAAP and the instructions to Form 10-K and Regulation S-K.  In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows at December 31, 2014 and 2013 for all periods presented have been made.

Certain accounting principles, which are stipulated by US GAAP, are not applicable in the HKAS.  The difference between HKAS accounts of the Company and its US GAAP financial statements is immaterial.

The Company maintains its books and accounting records in Hong Kong dollar ("HK$"), which is determined as the functional currency.  Assets and liabilities of the Company are translated at the prevailing exchange rate at each year end.  Contributed capital accounts are translated using the historical rate of exchange when capital is injected.  Income statement accounts are translated at the average rate of exchange during the year.  Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity.  Gains and losses resulting from foreign currency transactions are included in operations.

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

The Company adopted ASU 2011-08 "Intangibles-Goodwill and Other", which amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. In the qualitative assessment, the Company followed the steps specified in ASC 350-20-35-3C to evaluate the fair values of goodwill and considered all known events and circumstances that might trigger an impairment of goodwill.  The assessment indicated impairment of goodwill existed and an interim goodwill impairment assessment was required at June 30, 2014.  The detail is described in “Note 9 – Goodwill” as below. In addition, there was no expectation that a reporting unit or a significant portion of a reporting unit would be sold or otherwise disposed of in the following year.

Related Party Transactions

The Company rented an quarter in Hong Kong from a company owned by directors of the Company, and an quarter in Shanghai from a director of the Company.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with ASC840. When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in ASC 840, the lease then qualifies as a capital lease. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date: US$0.16060:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.16137:CNY1

The functional currency of ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:  US$0.75259:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.78377:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive shares for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-

Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”. The amendments in the ASU provide an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amend the criteria for consolidating such an entity. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a variable interest entity primary beneficiary determination. This standard is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 – Cash

	December 31,	December 31,
Cash consist of the following:	2014	2013

Cash in hand	$27,947	$22,653
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,828,125	3,763,362
United Overseas Bank	564,775	568,362
Bank of China	72,079	225,199
Sun Hung Kei Financial	198	284
Bank of Shanghai	549,167	597,407
Industrial and Commercial Bank of China	137	189
Cash in bank – Fixed deposit	6,418	6,414
	$4,048,846	$5,183,870

The Company established a bank guarantee of HK$45,000 (approximately $5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,418 fixed deposit included in Cash in bank – Fixed deposit as shown above.  On December 31, 2014, a bank guarantee of $5,540.81 was provided and the detail is described in “Note 17 – Commitments and Contingencies” as below.

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

Under the scheme, compensation up to a limit of HK$100,000 (approximately $12,821) per depositor would be paid from the scheme to depositor if the bank with which the depositor holds his/her eligible deposits fails.  On October 14, 2008, the Hong Kong Government announced that they would use the Exchange Fund to guarantee the repayment of all customer deposits held in authorized institutions in Hong Kong, following the principles of the Deposit Protection Scheme.  This action began on October 14, 2008 and expired at the end of 2010.  Following the enactment of the Deposit Protection Scheme (Amendment) Ordinance 2010 in June 2010, the protection limit of the Deposit Protection Scheme is increased from HK$100,000 per depositor to HK$500,000 (approximately $64,103) per depositor with effect from January 1, 2011.

Note 4 – Commissions Receivable

	December 31,	December 31,
Commissions receivable consist of the following:	2014	2013

Commissions receivable	$503,392	$336,299
Less: allowance for doubtful accounts	(180,803)	(193,560)
	$322,589	$142,739

Note 5 – Fiduciary Assets

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $2,015,759 and $1,936,194 at December 31, 2014 and 2013 respectively.

Note 6 – Property, Plant and Equipment

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2014	2013

Furniture and fixtures	$49,379	$47,610
Office equipment	274,053	230,271
Leasehold improvements	92,609	92,823
Motor Vehicle	58,601	92,689
Land	2,235,640	810,938
Buildings	1,516,407	1,216,407
Construction in progress	141,972	-
	4,368,661	2,490,738
Less: Accumulated depreciation	(333,577)	(242,127)
	$4,035,084	$2,248,611

Depreciation expense for 2014 and 2013 was $149,543 and $100,999, respectively.  Gain on disposal of fixed assets for the years ended December 31, 2014 and 2013 was $5,155 and $0, respectively.

Note 7 – Fair Value of Investments and Investment Income

The Company’s investments measured at fair value on a recurring basis at December 31, 2014 and 2013 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2014	December 31, 2013

Stocks	$381,204	$413,328	Level 1
Short-term investment	$105,723	$109,785	Level 1

Unrealized loss of $51,178 and unrealized gain of $13,377 for the investment in marketable securities were recognized in the other comprehensive income for 2014 and 2013, respectively.  All these gain and loss are related to the marketable securities listed in the Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2014	2013

Dividend from marketable securities	$18,982	$17,770

Note 8 – Loan Receivable

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

On August 4, 2012, 2013 and 2014, ALC entered into loan extension agreements with JMISCL and JXISCL, respectively.  Under the three extension agreements, the payable due date is extended to August 4, 2015.  All terms and conditions of the loan agreement and the balance of the loan remain unchanged.

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

Note 9 – Goodwill

Changes to the carrying amount of goodwill during 2014 were as follows:

	Gross amount	Accumulated impairment losses	Net amount
Balance as at January 1, 2014	$301,498	$-	$301,498
Goodwill impairment charge	-	(222,759)	(222,759)
Exchange different	(4,742)	-	(4,742)
Balance as at December 31, 2014	$296,756	$(222,524)	$73,997

As the operation of SHB had been changed and its revenue significantly declined during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was required at June 30, 2014.  In the first step of the goodwill impairment test, the estimated fair value of SHB was determined utilizing discounted cash flow method.  The present value of the future estimated cash flows during a defined projection period and the present value of the terminal value which represents the fair value of all cash flows beyond the projection period were discounted.  The result of this test concluded that the carrying value of the Company exceeded its estimated fair value, and as such, the second step of the goodwill impairment test was performed.

In the second step of the impairment test, the impairment loss was measured by estimating the implied fair value of the Company’s goodwill and comparing it with its carrying value. Using the Company’s fair value determined in the first step of the goodwill impairment test as the acquisition price in a hypothetical acquisition of the Company, the implied fair value of goodwill was determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. Based on the results of the second step of the goodwill impairment test, it was concluded that the carrying value of goodwill was impaired as of June 30, 2014.  Consequently, the Company recorded a goodwill impairment charge of $222,759 during 2014 to write off the entire carrying value of SHB’s goodwill, and reported this amount as a separate line item in the consolidated statements of operations.

Note 10 – Capital Lease

On June 12, 2014, the Company entered into a lease agreement with Hitachi Credit (HK) Ltd in relation to the acquisition of a motor vehicle.  The term of the lease is 48 months with $728 as its monthly payment.  The Company’s director, John Liu, provided a guarantee for the lease.  The leased property was capitalized as motor vehicle in the amount of the total principal, $32,036, and the related depreciation expense is $4,271 during 2014.  The principal due within one year represents the current portion of capital lease obligation and is classified as current liability.

Note 11 – Due to Directors

	December 31,	December 31,
Due to directors consists of the following:	2014	2013

Andrew Liu Fu Kang	$145	$283
John Liu Shou Kang	666	705
	$811	$988

Due to directors represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

During the years ended December 31, 2014 and 2013, the Company recognized $7,425 and $36,205 of stock-based compensation expense, respectively.

Note 13 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2014	2013
Location	Landlord

Shanghai Quarter	Andrew Liu Fu Kang	$30,769	$30,769
		$30,769	$30,769

Note 14 – Income Taxes

The Company's effective tax rate for 2014 and 2013 was -12.07% and -364.62%, respectively.  The provisions for income taxes for 2014 and 2013 are summarized as follows:

	2014	2013

Current tax	$73,888	$76,321
Deferred tax	13,948	(33,219)
	$87,836	$43,102

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2014	2013

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Temporary differences	-4.43%	-381.12%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-12.07%	-364.62%

As of December 31, 2014, the significant components of the Company’s deferred tax asset and liability are as follows:

	2014	2013

Taxable loss carrying over	$175,477	$29,621
Deferred tax asset	$175,477	$29,621

Depreciation of property, plant and equipment	$21,923	$15,673
Deferred tax liability	$21,923	$15,673

Valuation allowance	(153,554)	-

Deferred tax asset (liability), net	$-	13,948

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

Note 15 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2015	2016	Total

Carmel Hill, Hong Kong (Director Quarter)	$130,769	$65,385	$196,154
Fortis Tower, Hong Kong (Hong Kong Office)	156,308	-	156,308
Car park at Stanley (Hong Kong Office)	923	-	923
Car park at Wanchai (Hong Kong Office)	9,487	1,897	11,384
Union Building, Shanghai, China (Shanghai Office)	7,131	-	7,131
Sino Plaza, Fuzhou (Fuzhou Office)	45,194	30,129	75,323
The Octagon, Singapore (ALCO Insurance Office)	100,534	8,378	108,912
	$450,346	$105,789	$556,135

The Company has seven material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2014 with a minimum lease commitment of $196,154.

For the Hong Kong Office in Wanchai, the initial term of the lease is three years and five months beginning January 30, 2012 with a minimum lease commitment of $156,308. This lease arrangement has a 50 days rent free period from January 30, 2012 to March 19, 2012.  When the lease is ended in June 2015, the Company can renew the lease for two years (from July 1, 2015 to June 30, 2017) at the prevailing market rent.

For the Shanghai Office, the initial term of the lease is one year beginning June 1, 2014 with a minimum lease commitment of $7,131.

For the Fuzhou Office, the initial term of the lease is two years beginning August 16, 2014 with a minimum lease commitment of $75,323.

For the Singapore Office of ALCO Insurance, the initial term of the lease is three years beginning February 1, 2013 with a minimum lease commitment of $108,912.  This lease arrangement has a 46 days rent free period from December 17, 2012 to January 31, 2013.  When the lease is ended in February 2016, the Company can renew the lease for three years (from February 1, 2016 to February 2019) at the prevailing market rent.

Note 16 – Noncontrolling Interest

On April 7, 2014, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,790,000, or $357,692.  The Company has paid 40% of the dividends or $143,077 to the non-controlling shareholders.

Note 17 – Commitments and Contingencies

The Company provided a bank guarantee of $5,540.81 in respect of an insurance policy to a client in August 2012.  The guarantee is callable upon the client’s defaults in payment of the deferred calls and supplementary calls under the insurance policy.

ALCO’s subsidiary, ALC, is subject to a legal proceeding that has not been resolved and that has arisen in the ordinary course of business.  On September 16, 2012, a shipowner named Eastshine Limited filed a civil claim against five parties, including ALC, in the Qingdao Maritime Court (“QMC”) in China, claiming losses suffered of CNY 9.9 million (approximately $1.6 million) due to the allegedly wrongful arrest of a vessel named Tongli Yantai.  Although ALC had no direct relationship with the Plaintiff in the business for the vessel, ALC was the insurance broker of one of the parties named in the legal proceeding, and assisted in resolving the vessel arresting matter. As a result, the Plaintiff has included ALC as one of the defendants in the legal action.  In the opinion of management, there is a remote possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies.  In addition, because the claims asserted in the legal proceeding are covered by an insurance policy with a policy limit of HK$75 million (approximately $9.6 million) any one claim and in the aggregate, ALC’s liability to the claim above is limited to HK$150,000 (approximately $19,230) and this amount is fully reserved in the book of 2012.  However, the outcome of this legal proceeding brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such as outcome to be remote, if the legal proceeding was resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

Note 18 – Subsequent Event

On March 13, 2015, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,550,000, or approximately $326,923. 40% of the dividends or $130,769 was paid to the noncontrolling shareholders in March 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	53	President and Chairman of the Board	2005
John Liu Shou Kang	54	Director	2005
Colman Au Kwok Wai	49	Chief Financial Officer, Secretary	2008

BIOGRAPHICAL INFORMATION

Mr. Andrew Liu Fu Kang, is the founder and Chairman of AL Marine and has been the Chairman and Chief Executive Officer of the Company since December 9, 2005.  He is responsible for the overall management, development, and strategic planning of AL Marine.  He also oversees certain key client accounts and is frequently consulted on insurance claims of a more complex nature.  Before establishing AL Marine, he worked for Richard Hogg International Adjusters in London and Stevens Elmslie & Co. in Hong Kong for a total of 6 years handling all aspects of ship-owners’ rights under the hull policy and vis-a-vis third parties, such as general average and salvage, legal defense work and arbitrations.  He was awarded an honors degree in Naval Architecture & Shipbuilding from the University of Newcastle Upon Tyne, U.K, a Master’s degree in Marine Law from Cardiff University, U.K and a Diploma in International Trade Law from the City of London Polytechnic.  He passed the Common Professional Exams in Law from Manchester Polytechnic.  He is a member of the Chartered Insurance Institute and the Chartered Institute of Shipbrokers.  He is the brother of John Liu Shou Kang.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2014, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2012, 2013 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Andrew Liu, CEO	2012	286,801	50,545	25,905 (1)	--	--	--	95,612 (2)	458,863
	2013	306,859	69,737	10,794 (1)	--	--	--	63,044 (3)	450,434
	2014	296,073	43,224	0 (1)	--	--	--	71,695 (4)	410,992
Colman Au, CFO	2012	133,723	11,354	7,065(1)	--	--	--	1,763 (5)	153,905
	2013	141,369	11,923	2,944(1)	--	--	--	1,923 (5)	158,159
	2014	150,588	12,758	0 (1)	--	--	--	2,147 (5)	165,493

(1)

The figures reflect the shares of restricted stock of the Company granted under the 2010 Restricted Share Stock Compensation Plan.  The amounts represent the proportionate amount of the total fair value of restricted stock recognized by the Company as an expense in fiscal year 2010 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2012, 2013 and 2014 were determined in accordance with Statement of ASC No. 820 “Fair Value Measurements and Disclosures” (“ASC820”).

(2)

Includes expense reimbursement of $93,849 and Mandatory Provident Fund contributions of $1,763.

(3)

Includes expense reimbursement of $61,121 and Mandatory Provident Fund contributions of $1,923.

(4)

Includes expense reimbursement of $69,548 and Mandatory Provident Fund contributions of $2,147.

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2014.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	339,297	--	--	--	--	71,695	410,992
John Liu	242,452	--	--	--	--	33,722 (1)	276,174

(1)

Includes expense reimbursement of $31,575 and Mandatory Provident Fund contributions of $2,147.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fee billed by MaloneBailey, LLP for audit of the Company’s annual financial statements was $68,000 for the fiscal year ended December 31, 2014 and $68,000 for the fiscal year ended December 31, 2013.  The aggregate fees billed by MaloneBailey, LLP for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q during 2014 were $21,000.

(2) MaloneBailey, LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2014.

Tax Fees

(3) The aggregate fees billed by MIDDLETONRAINES + ZAPATA, LLP for tax compliance, tax advice and tax planning were $2,500 for the fiscal year ended December 31, 2013.  The aggregate fees for the fiscal year ended December 31, 2014 with $2,500 are accrued.

All Other Fees

(4) MaloneBailey, LLP did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2014.

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

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Documet.*

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date: March 31, 2015

By: /s/ John Liu, Director

Date: March 31, 2015

By: /s/ Colman Au, Chief Financial Officer

Date: March 31, 2015