Form 10-Q
period 2015-03-31
ALCO, INC.
filed 2015-05-15
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2015, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2014.

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2015	December 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$3,309,811	$4,048,846
Short-term investment	101,516	105,723
Commissions receivable, net	428,843	322,589
Enrollment fee receivable	383	8,652
Fiduciary asset	2,414,792	2,015,759
Loans receivable	1,912,000	1,912,000
Total current assets	8,167,345	8,413,569

Property, plant and equipment, net	4,016,069	4,035,084
Goodwill	71,052	73,997
Intangible asset	5,495	8,585

Other non-current assets:
Deposits and prepayment	220,848	223,471
Marketable securities	343,341	381,204
Other receivable	130,084	123,580
Total other non-current assets	694,273	728,255

Total Assets	$12,954,234	$13,259,490
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,563,566	$2,376,271
Claim payable	69,225	73,940
Other payable	193,148	214,504
Accrued expenses	65,125	170,200
Tax payable	21,963	10,429
Due to directors	1,765	811
Capital lease obligation, current	7,868	7,757
Total Current Liabilities	$2,922,660	$2,853,912
Non-current Liabilities
Capital lease obligation, non-current	$15,550	$17,559
Total Non-current Liabilities	$15,550	$17,559

Total Liabilities	$2,938,210	$2,871,471
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. shareholders' equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	10,336	10,336
Additional paid-in capital	352,039	350,183
Accumulated other comprehensive (loss) income	(3,725)	71,593
Retained earnings	9,470,048	9,644,190
Total ALCO, Inc. shareholders' equity	9,828,698	10,076,302
Non-controlling interest	187,326	311,717

Total Equity	10,016,024	10,388,019

Total Liabilities and Equity	$12,954,234	$13,259,490

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
Revenues	2015	2014
Commission income	$1,231,273	$1,148,834
Consulting income	8,378	6,000
Website advertising	-	667
Enrollment fee income	2,209	1,391
Total revenues	1,241,860	1,156,892

Operating Expenses
Salaries	926,796	776,034
Travel expenses	79,673	56,774
Rents	171,570	173,593
Bad debt expenses	13,621	9,650
Depreciation and amortization	40,909	39,516
Other general and administrative	196,322	202,182
Total operating expenses	1,428,891	1,257,749

Loss from Operations	(187,031)	(100,857)

Other Income (Expense)
Interest income	778	11,676
Investment income	7,985	7,233
Interest expense	(287)	-
Other revenues	28,683	13,859
Loss on disposal of fixed assets	-	(3,904)
Total other income	37,159	28,864

Loss Before Provision for Income Taxes	(149,872)	(71,993)
Provision for income taxes	9,807	14,939
Net Loss	(159,679)	(86,932)
Less: Net income attributable to the non-controlling interest	(14,463)	(25,087)
Net Loss Attributable to ALCO, Inc.	$(174,142)	$(112,019)

Comprehensive Income (Loss):
Net Loss	(159,679)	(86,932)
Other Comprehensive Income (Loss)
Marketable securities	(37,859)	(27,506)
Foreign currency translation adjustments	(45,544)	2,780
Comprehensive Income (Loss)	$(243,082)	$(111,658)
Less: comprehensive income attributable to non-controlling interest	(6,378)	(26,663)
Comprehensive Loss Attributable to ALCO, Inc.	(249,460)	(138,321)

Basic and Fully Diluted Loss per Share
Net loss attributable to ALCO, Inc.
Common shareholders	$(0.02)	$(0.01)

Weighted average shares outstanding	10,336,000	10,336,000

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Operating Activities
Net loss	$(159,679)	$(86,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	13,621	9,650
Depreciation expense	38,133	36,531
Amortization expense	2,776	2,985
Stock-based compensation	1,856	1,856
Loss on disposal of fixed assets	-	3,904
Stock dividend received	(7,985)	(7,233)
Changes in operating assets and liabilities:
Increase in commission receivable	(66,752)	(90,168)
Decrease in enrolment fee receivable	8,269	447
Decrease in deposit and prepayment	1,280	26,026
(Increase)/Decrease in fiduciary asset	(410,803)	112,574
Decrease in other receivable	1,481	54,968
Decrease in tax receivable	12,155	13,348
Increase/(Decrease) in accounts payable	131,899	(354,753)
Increase/(Decrease) in claims payable	(4,715)	10,481
Decrease in other payable	(20,683)	(6,127)
Decrease in accrued expenses	(104,047)	(72,804)
Decrease in deferred revenue	-	(667)
Net cash used in operating activities	(563,194)	(345,914)

Investing Activities
Loan repayment from third parties	-	620,000
Cash paid for purchase of fixed assets	(20,117)	(32,074)
Sale proceeds from disposal of fixed assets	-	7,389
Net cash provided by (used in) investing activities	(20,117)	595,315

Financing Activities
Dividend paid to minority shareholders	(130,769)	-
Repayment of obligations under capital lease	(1,898)	-
Borrowings on related party debt	5,854	18,086
Principal payments on related party debt	(4,900)	(18,302)
Net cash used in financing activities	(131,713)	(216)

Net increase (decrease) in cash and cash equivalents	(715,024)	249,185
Effect of exchange rate changes on cash and cash equivalents	(24,011)	388
Cash and cash equivalent at beginning of period	4,048,846	5,183,870
Cash and cash equivalent at end of period	$3,309,811	$5,433,443

Supplemental Disclosures of Cash Flow Information:
Interest paid	$287	$-
Income taxes paid	$1,727	$-

Non-Cash Transactions
Change in fair value for Available-for-sales securities	$(37,859)	$(27,506)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2014	10,336,000	10,336	350,183	71,593	9,644,190	10,076,302	311,717	10,388,019

Stock based compensation	-	-	1,856	-	-	1,856		1,856
Unrealized loss on marketable securities	-	-	-	(37,859)	-	(37,859)		(37,859)
Foreign currency translation adjustments	-	-	-	(37,459)	-	(37,459)	(8,085)	(45,544)
Net income (loss)	-	-	-	-	(174,142)	(174,142)	14,463	(159,679)
Dividend paid	-	-	-	-	-		(130,769)	(130,769)

Balance, March 31, 2015 (Unaudited)	10,336,000	10,336	352,039	(3,725)	9,470,048	9,828,698	187,326	10,016,024

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Note 2 – Significant Accounting Policies

For significant accounting policies, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Foreign Currency and Other Comprehensive Loss

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during 2015 and 2014.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.16044:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.15962:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited (“ALCO Insurance”) is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.72264:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.73006:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the three-month period ended March 31, 2015.

Recent Accounting Pronouncements

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

Note 3 – Cash

	March 31,	December 31,
Cash consist of the following:	2015	2014

Cash in hand	$33,142	$27,947
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,060,238	2,828,125
United Overseas Bank	654,728	564,775
Bank of China	40,345	72,079
Sun Hung Kei Financial	185	198
Bank of Shanghai	514,617	549,167
Industrial and Commercial Bank of China	137	137
Cash in bank – Fixed deposit	6,419	6,418
	$3,309,811	$4,048,846

The Company established a bank guarantee of HK$45,000 (approximately US$5,770) credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee credit line is pledged of $6,419 fixed deposit as shown as above.  On March 31, 2015, a bank guarantee of $5,541 was provided.

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

Under the scheme, compensation up to a limit of HK$100,000 (approximately $12,821) per depositor would be paid from the scheme to depositor if the bank with which the depositor holds his/her eligible deposits fails.  On October 14, 2008, the Hong Kong Government announced that they would use the Exchange Fund to guarantee the repayment of all customer deposits held in authorized institutions in Hong Kong, following the principles of the Deposit Protection Scheme.  This action began on October 14, 2008 and expired at the end of 2010.  Following the enactment of the Deposit Protection Scheme (Amendment) Ordinance 2010 in June 2010, the protection limit of the Deposit Protection Scheme is increased from HK$100,000 per depositor to HK$500,000 (approximately $64,103) per depositor effective from January 1, 2011.

Note 4 – Commissions Receivable

	March 31,	December 31,
Commissions receivable consist of the following:	2015	2014

Commissions receivable	$697,866	$503,392
Less: allowances for doubtful accounts	(269,023)	(180,803)
	$428,843	$322,589

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $2,414,792 and $2,015,759 at March 31, 2015 and December 31, 2014, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at March 31, 2015 and December 31, 2014:

Assets	Fair value		Fair value Hierarchy
	March 31, 2015	December 31, 2014

Stocks	$343,341	$381,204	Level 1
Short-term investment	$101,516	$105,723	Level 1

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized loss of $37,859 and $27,506 for the investments in stock were recognized in the other comprehensive income for the three months ended March 31, 2015 and 2014, respectively.  All these losses are related to the investments listed in the Hong Kong Stock Exchange.

	Three Months Ended March 31,
Investment Income	2015	2014

Dividend from the publicly traded equity securities	$7,985	$7,233

Note 7 – Due to Directors

	March 31,	December 31,
Due to directors consist of the following:	2015	2014

Andrew Liu Fu Kang	$1,125	$145
John Liu Shou Kang	640	666
	$1,765	$811

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the three months ended March 31, 2015 and 2014, the Company recognized $1,856 of stock-based compensation expense.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company. The relevant rent expenses consist of following:

		Period ended March 31,
Location	Landlord	2015	2014

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$7,692	$7,692
		$7,692	$7,692

Note 10 – Income Taxes

The Company's effective tax rate for the three months ended March 31, 2015 and 2014 was -6.54% and -20.75%, respectively.  The provisions for income taxes for the periods ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
Hong Kong only:	2015	2014

Current	$9,807	$14,939
Deferred	-	-
	$9,807	$14,939

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Three Months Ended March 31,
	2015	2014

U.S. statutory rate	34.00%	34.00%

Foreign income not recognized in the U.S.	-34.00%	-34.00%
Effect of valuation allowance on deferred income tax assets	-23.04%	-37.25%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-6.54%	-20.75%

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

Note 12 –Noncontrolling Interest

On March 13, 2015, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,550,000, or $326,923.  The Company has paid 40% of the dividends or $130,769 to the noncontrolling shareholders.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2014

Revenue

Revenue for the three months ending March 31, 2015 was $1,241,860, as compared to $1,156,892 for the same period of 2014.

The increase of $84,968 or approximately 7% was mainly due to increases of commission income, consulting income, and enrollment fee income which was partially offset by a decrease of website advertising.

Commission income, which is based on a percentage of the premiums paid by the insured, and increased by $82,439 or 7% when compared to the same period in last year.  The increase was mainly contributed by ALC and SHB which was partially offset by a decrease of CAC and KIM.  If the contributions from SHB and KIM are excluded, commission income of the group for the same period of 2015 increased by $85,842 or 8% as compared to the same period of 2014.  The factors which resulted in the increase of commission income attributable to ALC and SHB were 3% increase in the number of clients and 4% increase in the average commission earned per client.

Some clients sold their vessels as scrap during the period because of the poor shipping market.  Such sales result in lowered demand for insurance.  However, the Company’s number of clients still increased during the period because of our marketing activities and acquisition of new clients.  Average commission earned per client increased during the period because of increases in the commission percentage.  During the period of 2015, total commission income contributed by ALC, CAC, SHB and KIM was 87%, 6%, 1% and 6% respectively.

Consulting income for the three months period ended March 31, 2015 was $8,378 as compared to $6,000 for the comparable period of 2014.  The increase of $2,378 or approximately 40% was mainly due to the fact that demand for the services increased.  Enrollment fee for the three months period ended March 31, 2015 were $2,209 as compared to $1,391 for the same period of 2014.  The increase was mainly due to the increase of enrollment during the period.

Operating expenses

Operating expenses for the three months ending March 31, 2015 were $1,428,891, as compared to $1,257,749 for the same period of 2014.  The increase of $171,142 or approximately 14% was mainly due to increases in salary, travel, bad debt, and depreciation & amortization, which decreases were partially offset by increases in rents and depreciation and amortization expense and other general & administrative expenses.

The reasons for the increases and decreases in the major items of operating expense in 2015, as compared to the same period of 2014, are as follows:

■

Salaries – increased $150,762 or 19% for the three months ended March 31, 2015 as compared to the same period of 2014.  The increase is mainly due to headcount and pay rate increases.

■

Travel Expenses – increased $22,899 or 40% for the three months ended March 31, 2015 as compared to the same period of last year.  The increase was because of more marketing activities during the period.

■

Rent – decreased $2,023 or 1% for the three months ended March 31, 2015 as compared to the same period of last year.  The decrease was mainly due to the exchange difference.

■

Bad debt expenses – increased by $3,971 or 41% for the three months ended March 31, 2015 as compared to the same period of last year.  The increase was mainly due to the provision of doubtful debts increased during the period.

■

Depreciation and amortization – increased $1,393 or 4% for the three months ended March 31, 2015 as compared to the same period of last year.  Because the real property located in United States purchased in July 2014, depreciation of the buildings started to charge at that time.  During the three months ended March 31, 2015, depreciation for fixed assets was $38,133, an increase of $1,602, or 4%, from $36,531 in the comparable period of 2014, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $2,776 for the three months ended March 31, 2015, a decrease of $209 or 7% as compared to the same period of 2014.

■

Other general & administrative expenses – decreased $5,860 or 3% the three months ended March 31, 2015 as compared to the same period of last year.  The decrease was due to the effort of expense control, which partially offset by an increase of exchange loss.

Net loss before tax and noncontrolling interest

Net loss before tax and noncontrolling interest for the three months ending March 31, 2015 was $149,872 compared to $71,993 for the three months period ended March 31, 2014.  The increase in the pre-tax loss of $77,879, or approximately 108%, was mainly because the 14% increase in operating expenses during the period was greater than the 7% increase in revenues.   Causes

for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income increased to $37,159 for the three months ending March 31, 2015 from $28,864 for the same period of 2014.  The increase of $8,295 was mainly due to the increase in other revenue and investment income which was partially offset by interest income.  Interest income decreased by 93% to $778 during the period.  The decrease is due to the loans made to third parties in 2014 but no such income in 2015.  Investment income increased by 10% to $7,985 for the three months ending March 31, 2015 as compared to $7,233 in the comparable period of 2014.  It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the three months period ended March 31, 2015 was $28,683 compared to $13,859 for the comparable period of 2014.  The increase of $14,824 or approximately 107% mainly due to the receipt of allowance from government in relation to the Company joined an employment programme organized by the government, and a receipt of cash refund from the provident fund scheme.

Net income and loss

The Company incurred a net loss of $159,679 during the three months period ended March 31, 2015. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section above.  In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2015, cash used in operating activities totaled $563,194.  This was primarily due to the net loss during the period plus a decrease in enrollment fees, deposits and prepayments, other receivables, tax receivable, claims payable, other payables, and accrued expenses, which was partially offset by an increase in commission receivable, fiduciary asset, and accounts payable.

Net loss after adjustments of non-cash activities for the three months ending March 31, 2015 increased by $72,039, or 184% as compared to the same period of 2014. The changes in operating assets and liabilities for the three months ending March 31, 2015 decreased $145,241 or 47% as compared to the same period of 2014.  As a result, net cash used in operating activities for the three months ended March 31, 2015 increased by $217,280 or approximately 63% as compared to the same period of last year.

For the three months ended March 31, 2015, cash used in investing activities amounted to $20,117 as compared to cash provided by investing activities with $595,315 for the same period of last year.  For the first quarter of 2015, the fund was mainly used for the purchase of fixed assets.  For the first quarter of 2014, loan repaid from third party was $620,000 and sales proceed for disposal of fixed assets was $7,389, which was partially offset by the purchase of fixed assets totalled $32,074.

For the three months ended March 31, 2015 and 2014, cash used in finance activities totaled $131,713 and $216 respectively.  For 2015, the funds were mainly used for the dividend payment to minority shareholders, repayment of obligations under capital lease and principal payments on related party debt, which was partially offset by the borrowings on related party debt.  For 2014, the fund borrowed from related parties almost offset the payments on related parties debt.

Assets and liabilities

For the three months ended March 31, 2015, the Group’s balance sheet reflects total assets of $12,954,234 and total liabilities of $2,938,210.  Total assets decreased $305,256, or approximately 2%, and total liabilities increased $66,739, or approximately 2%, when compared to the year ended December 31, 2014.  The decrease of total assets was mainly due to a decrease of cash and cash equivalents, short-term investment, enrolment fee receivable, property, plant and equipment, goodwill, intangible asset, deposit and prepayment, and marketable securities which was partially offset by an increase of commission receivable, fiduciary asset and other receivable.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, tax payable, due to directors and obligation from hire purchase which was partially offset by a decrease of claim payable, other payable, and accrued expenses.

As at March 31, 2015, commission receivable was $428,843 as compared to $322,589 as at December 31, 2014, while trade accounts payable was $2,563,566 as compared to December 31, 2014 balance of $2,376,271.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because marine insurance usually renews in late February every year, and the average collection period increased during the period, commission receivable as at March 31, 2015 increased by $106,254 or 33% as compared to December 31, 2014 balance.  In addition, because certain advances on behalf of customers were paid, other receivable increased by $6,504 or 5% as compared to the year end of 2014.  Furthermore, because certain fund received on behalf of customers had been paid during the period, the other payable decreased $21,356 or 10% as compared to the year end of 2014.  On the other hand, certain claim proceeds received on behalf of customers had been paid, the claim payable decreased by $4,715 or 6% as compared to the year end of 2014.

As at March 31, 2015, loan receivable was $1,912,000 which remained unchanged during the period.  Accrued expenses of $65,125 as at March 31, 2015, reduced by $105,075 or approximately 61% from $170,200 as at December 31, 2014.  The reduction was mainly due to the payment of accrued expenses which were provided for the year of 2014.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of March 31, 2015, the market value of the equity securities was $343,341, which represents a decrease of $37,863 or approximately 10% as compared to the market value of $381,204 for the last year.  The decrease was due to the change of fair values between March 31, 2015 and December 31, 2014.

As at March 31, 2015, property, plant and equipment were $4,016,069 as compared to $4,035,084 as at December 31, 2014.  The decrease of $19,015 or approximately 0.5% was mainly due to the depreciation.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of March 31, 2015, the carrying value of customer lists was $5,495 and the carrying value of goodwill was $71,052.

The Company has bank and cash equivalents of approximately $3,309,811 as at March 31, 2015.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of March31, 2015, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $397,635.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 15, 2015

By: /s/ John Liu, Director

Date:  May 15, 2015

By: /s/ Colman Au, Chief Financial Officer

Date:  May 15, 2015