Form 10-Q
period 2015-06-30
ALCO, INC.
filed 2015-08-14
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2015, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2015	December 31, 2014
Current Assets:	(Unaudited)
Cash and cash equivalents	$3,389,328	$4,048,846
Short-term investment	103,911	105,723
Commissions receivable, net	480,350	322,589
Enrollment fee receivable	383	8,652
Fiduciary asset	1,828,165	2,015,759
Loans receivable	1,912,000	1,912,000
Total Current Assets	7,714,137	8,413,569

Property, plant and equipment, net	4,134,910	4,035,084
Goodwill	72,548	73,997
Intangible asset	2,806	8,585

Other Non-current Assets:
Deposits and prepayment	245,262	223,471
Marketable securities	369,861	381,204
Other receivable	124,726	123,580
Total Other Non-current Assets	739,849	728,255

Total Assets	$12,664,250	$13,259,490
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,269,139	$2,376,271
Claim payable	76,125	73,940
Other payable	231,737	214,504
Accrued expenses	63,395	170,200
Tax payable	45,613	10,429
Due to directors	1,673	811
Long-term loans, current	18,980	7,757
Total Current Liabilities	$2,706,662	$2,853,912
Non-current Liabilities
Long-term loans, non-current	$61,756	$17,559
Total Non-current Liabilities	$61,756	$17,559

Total Liabilities	$2,768,418	$2,871,471
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. Shareholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	10,336	10,336
Additional paid-in capital	353,276	350,183
Accumulated other comprehensive income	33,250	71,593
Retained earnings	9,265,342	9,644,190
Total ALCO, Inc. Shareholders' Equity	9,662,204	10,076,302
Non-controlling interest	233,628	311,717
Total Equity	9,895,832	10,388,019

Total Liabilities and Equity	$12,664,250	$13,259,490

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Commission income	$1,211,025	$1,206,502	$2,442,298	$2,355,336
Consulting income	6,006	6,000	14,384	12,000
Website advertising	-	-	-	667
Enrollment fee income	274	543	2,483	1,934
Total Revenues	1,217,305	1,213,045	2,459,165	2,369,937

Operating Expenses
Salaries	860,980	875,865	1,787,776	1,651,899
Travel expenses	98,313	110,504	177,986	167,278
Rents	187,438	173,819	359,008	347,412
Bad debt expenses (recovery)	(18,237)	29,752	(4,616)	39,402
Depreciation and amortization	43,453	39,174	84,362	78,690
Other general and administrative	257,944	248,306	454,266	450,488
Impairment of goodwill	-	222,110	-	222,110
Total Operating Expenses	1,429,891	1,699,530	2,858,782	2,957,279

Loss from Operations	(212,586)	(486,485)	(399,617)	(587,342)

Other Income (Expense)
Interest income	945	4,658	1,723	16,334
Investment income	4,086	3,879	12,071	11,112
Interest expense	(484)	(634)	(771)	(634)
Other revenues	67,202	28,333	95,885	42,192
Gain on disposal of fixed asset	-	9,070	-	5,166
Total Other Income	71,749	45,306	108,908	74,170

Loss before provision for Income Taxes	(140,837)	(441,179)	(290,709)	(513,172)
Provision for Income Taxes	21,660	15,951	31,467	30,890
Net Loss	(162,497)	(457,130)	(322,176)	(544,062)
Less: Net loss attributable to the non-controlling interest	(42,209)	(35,122)	(56,672)	(60,209)
Net Loss Attributable to ALCO, Inc.	$(204,706)	$(492,252)	$(378,848)	$(604,271)

Comprehensive Income (Loss):
Net loss	(162,497)	(457,130)	(322,176)	(544,062)
Other Comprehensive Income (Loss)
Marketable securities	18,496	367	(19,363)	(27,139)
Foreign currency translation adjustments	22,572	3,685	(22,972)	6,465
Comprehensive Loss	$(121,429)	$(453,078)	$(364,511)	$(564,736)
Less: comprehensive loss attributable to non-controlling interest	(46,302)	(35,122)	(52,680)	(63,340)
Comprehensive Loss Attributable to ALCO. Inc.	(167,731)	(488,200)	(417,191)	(628,076)

Basic and Fully Diluted Earnings per Share
Net loss attributable to ALCO, Inc
common shareholders	$(0.02)	$(0.05)	$(0.04)	$(0.06)

Weighted Average Shares Outstanding	10,336,000	10,336,000	10,336,000	10,336,000

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2014	10,336,000	$10,336	$350,183	$71,593	$9,644,190	$10,076,302	$311,717	$10,388,019

Stock-based compensation	-	-	3,093	-	-	3,093		3,093
Unrealized loss on marketable securities	-	-	-	(19,363)	-	(19,363)		(19,363)
Foreign currency translation adjustments	-	-	-	(18,980)	-	(18,980)	(3,992)	(22,972)
Net income (loss)	-	-	-	-	(378,848)	(378,848)	56,672	(322,176)
Dividend paid	-	-	-	-	-		(130,769)	(130,769)

Balance, June 30, 2015 (Unaudited)	10,336,000	$10,336	$353,276	$33,250	$9,265,342	$9,662,204	$233,628	$9,895,832

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2015	2014
Operating Activities
Net loss	$(322,176)	$(544,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(4,616)	39,402
Depreciation expense	78,763	72,689
Amortization expense	5,599	6,001
Stock-based compensation	3,093	3,712
Gain on disposal of fixed assets	-	(5,166)
Stock dividend received	(12,071)	(11,112)
Impairment of goodwill	-	222,110
Changes in operating assets and liabilities:
Decrease in commission receivable	21,038	63,162
(Increase)/Decrease in enrolment fee receivable	8,269	(316)
(Increase) in deposit and prepayment	(22,473)	(59,426)
(Increase)/Decrease in fiduciary asset	181,426	(458,089)
Decrease in other receivable	2,900	74,111
Decrease in tax receivable	35,474	31,875
Increase/(Decrease) in accounts payable	(283,430)	211,150
Increase in claims payable	2,185	93,755
Increase in other payable	17,622	5,281
Decrease in accrued expenses	(106,110)	(105,907)
Decrease in deferred revenue	-	(667)
Net cash used in operating activities	(394,507)	(361,497)

Investing Activities
Prepayment for asset acquisition	-	(184,650)
Short-term investment	(257)	(275)
Loan made to third parties	-	(1,580,000)
Loan repayment from third parties	-	2,380,000
Cash paid for purchase of fixed assets	(178,885)	(36,354)
Sales proceeds from disposal of fixed assets	-	16,367
Net cash provided by (used in) investing activities	(179,142)	595,088

Financing Activities
Dividend paid to minority shareholders	(130,769)	(143,077)
Repayment of obligations under long-term loans	(4,713)	(3,008)
Borrowings on related party debt	5,854	18,086
Principal payments on related party debt	(4,992)	(18,224)
Net cash used in financing activities	(134,620)	(146,223)

Net increase (decrease) in cash and cash equivalents	(708,269)	87,368
Effect of exchange rate changes on cash and cash equivalents	48,751	225
Cash and cash equivalent at beginning of period	4,048,846	5,183,870
Cash and cash equivalent at end of period	$3,389,328	$5,271,463

Supplemental Disclosures of Cash Flow Information:
Interest paid	$771	$(634)
Income taxes paid	$3,717	$1,123

Non-Cash Transactions Dividend received	$8,024	-
Acquisition of assets by long-term loans	$(60,000)	(32,036)
Change in fair value for Available-for-sales securities	$(19,363)	$(27,139)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The functional currency of Shanghai Heshili Broker Co. Limited (“SHB”) and AL Marine Consulting Services (Shanghai) Ltd (“ALM Shanghai”) is the Chinese Yuan (“CNY”). The financial statements of SHB and ALM Shanghai are translated into United States dollars in accordance with FASB Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into US dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in CNY into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.16032:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.16004:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited (“ALCO Insurance”) is the Singapore Dollar (“SGD”). The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into US dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.73785:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.73620:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the six-month period ended June 30, 2015.

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

Note 3 – Cash

	June 30,	December 31,
Cash consist of the following:	2015	2014

Cash in hand	$34,183	$27,947
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,037,501	2,828,125
United Overseas Bank	764,747	564,775
Bank of China	66,275	72,079
Sun Hung Kei Financial	146	198
Bank of Shanghai	479,920	549,167
Industrial and Commercial Bank of China	137	137
Cash in bank – Fixed deposit	6,419	6,418
	$3,389,328	$4,048,846

The Company established a bank guarantee of HK$45,000 (approximately $5,770) credit line with the China Construction Bank (Asia). The interest rate and charges are subject to change from time to time. The bank guarantee credit line is pledged of $6,419 fixed deposit as shown as above. On June 30, 2015, a bank guarantee of $5,541 was provided.

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

Note 4 – Commissions Receivable

	June 30,	December 31,
Commissions receivable consist of the following:	2015	2014

Commissions receivable	$740,330	$503,392
Less: allowances for doubtful accounts	(259,980)	(180,803)
	$480,350	$322,589

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets. Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary. The fiduciary asset had a balance of $1,828,165 and $2,015,759 at June 30, 2015 and December 31, 2014, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at June 30, 2015 and December 31, 2014:

Assets	Fair value		Fair value Hierarchy
	June 30, 2015	December 31, 2014

Stocks	$369,861	$381,204	Level 1
Short-term investment	$103,911	$105,723	Level 1

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized loss of $19,363 and $27,139 for the investments in stock were recognized in the other comprehensive income for the six months ended June 30, 2015 and 2014, respectively. All these losses are related to the investments listed in the Hong Kong Stock Exchange.

Income from investments in stock consists of the following:

	Six Months Ended June 30,
	2015	2014

Dividend from the publicly traded equity securities	$12,071	$11,112

Note 7 – Due to Directors

	June 30,	December 31,
Due to directors consists of the following:	2015	2014

Andrew Liu Fu Kang	$1,059	$145
John Liu Shou Kang	614	666
	$1,673	$811

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the six months ended June 30, 2015 and 2014, the Company recognized $3,093 and $3,712 of stock-based compensation expense, respectively.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company. The relevant rent expenses consist of following:

		Period ended June 30,
Location	Landlord	2015	2014

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$15,385	$15,385
		$15,385	$15,385

Note 10 – Income Taxes

The Company's effective tax rate for the six months ended June 30, 2015 and 2014 was -10.82% and -6.02%, respectively. The provisions for income taxes for the periods ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended June 30,
Hong Kong only:	2015	2014

Current	$31,467	$30,890
Deferred	-	-
	$31,467	$30,890

A reconciliation between the income tax computed at the US statutory rate and the Company’s provision for income tax is as follows:

	Six Months Ended June 30,
	2015	2014

US statutory rate	34.00%	34.00%

Foreign income not recognized in the US	-34.00%	-34.00%
Effect of valuation allowance on deferred income tax assets	-27.32%	-22.52%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-10.82%	-6.02%

Note 11 – Loans Receivable

On August 4, 2011, the Company’s subsidiary, ALC, entered into a loan agreement with its clients, Jian Mao International Shipping Co Ltd (“JMISCL”) and Jian Xing Intl Shipping Co Ltd (“JXISCL”). Under the loan agreement, ALC will make available to JMISCL and JXISCL an on demand loan facility in the principal amount of up to $3,000,000. The loan is interest free and secured by the claim proceeds under a claim filed by JMISCL and JXISCL under the terms an existing Hull & Machinery insurance policy insuring a vessel owned and managed by JMISCL and JXISCL respectively. The loan is payable upon demand at any time following settlement of the claim if the claim proceeds are not adequate to cover the loan in full, and in any event is due and payable in full on or before August 4, 2012. As of August 4, 2012, the balance of the loan is $1,912,000.

On August 4, 2012, 2013, 2014 and 2015, ALC entered into loan extension agreements with JMISCL and JXISCL, respectively. Under the four extension agreements, the payable due date is extended to August 4, 2016. All terms and conditions of the loan agreement and the balance of the loan remain unchanged.

Note 12 – Long-term Loans

On June 12, 2014, the Company’s subsidiary, ALC, entered into a loan agreement with Hitachi Credit (HK) Ltd in relation to the acquisition of a motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $32,036, bearing annual interest rate of 2.28% for 48 months.

On June 22, 2015, the Company’s subsidiary, KIM, entered into a loan agreement with DBS Bank Ltd in relation to the acquisition of a new motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $60,000, bearing annual interest rate of 2.28% for 60 months.

The principal of the loans due within one year is classified as current liability and included in “long-term loan, current” as of balance sheet date.

Note 13 –Noncontrolling Interest

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2014

Revenue

Six-month end:

Revenue for the six months ended June 30, 2015 was $2,459,165, as compared to $2,369,937 for the same period of 2014. The increase of $89,228 or approximately 4% was mainly due to increases of commission income, consulting income, and enrollment fee income which partially offset with a decrease of website advertising.

Commission income is based on a percentage of the premiums paid by the insured, and increased by $86,962 or 4% when compared to the same period in last year. The increase was mainly contributed by ALC and ALCO Insurance which was partially offset by a decrease of CAC, and SHB. If the contributions from SHB and ALCO Insurance are excluded, commission income of the group for the same period of 2014 increased by $113,747 or 5% as compared to the same period of 2014.  The factors which resulted in the increase of commission income attributable to ALC and ALCO Insurance were an increase of 6% in average commission earned per client, partially offset by a decrease of 3% in number of clients.

Some clients sold their vessels as scrap during the period because of the poor shipping market. Such sales result in lowered demand for insurance. However, the Company’s average commission earned per client still increased during the period because of our marketing activities. During the period of 2015, total commission income contributed by ALC, CAC, SHB and ALCO Insurance was 83%, 8%, 1% and 8% respectively.

Consulting income for the six months period ended June 30, 2015 was $14,384 as compared to $12,000 for the comparable period of 2014. The increase of $2,384 or approximately 20% was mainly due to the fact that demand for the services increased. Enrollment fee for the six months period ended June 30, 2015 were $2,483 as compared to $1,934 for the same period of 2014. The increase was mainly due to the increase of enrollment during the period.

Three-month end:

Revenue for the three months ended June 30, 2015 was $1,217,305, as compared to $1,213,045 for the same period of 2014. The increase of $4,260 or approximately 0.4% was mainly due to increases of commission income and consulting income which partially offset with a decrease of enrollment fee income.

Commission income for the three months period ended June 30, 2015 was $1,211,025 as compared to $1,206,502 for the same period of 2014. The increase of $4,523 or approximately 0.4% was mainly due to the reasons stated in the Six-month end paragraph above. Consulting income for the three months period ended June 30, 2015 was $6,006 compared to $6,000 for the comparable period of 2014.  No change is due to the service demand remained the same. Enrollment fee for the three months period ended June 30, 2015 were $274 as compared to $543 for the same period of 2014. The decrease was mainly due to the decrease of enrollment during the period.

Operating expenses

Operating expenses for the six months ended June 30, 2015 were $2,858,782, as compared to $2,957,279 for the same period of 2014. The decrease of $98,497 or approximately 3% was mainly due to the goodwill impairment charge of $222,110 made in 2014 and decreases of bad debt expenses which were partially offset by increases in salary, travel, rent, depreciation and amortization expense and other general & administrative. If the impairment charge is excluded, the operating expenses increased 5%.

Operating expenses for the three months ended June 30, 2014 were $1,429,891, as compared to $1,699,530 for the same period of 2014. The decrease of $269,639 or approximately 16% was mainly due to the goodwill impairment charge of $222,110 in 2014, and decreases in salary, travel, bad debt expenses, which were partially offset by increases in rent, depreciation and amortization expense, and other general & administrative. If the impairment charge is excluded, the operating expenses decreased 3% only.

The reasons for the increases and decreases in the major items of operating expense in 2015, as compared to the same period of 2014, are as follows:

•

Salaries – increased $135,877 or 8% for the six months ended and decreased $14,885 or 2% for the three months ended June 30, 2015 as compared to the same period of 2014.  The increase in the six months ended was mainly due to in creases in pay rates and headcounts.  The decrease in the three months ended was mainly due to the bonus paid for directors was reduced in 2015.

•

Travel Expenses – increased $10,708 or 6% for the six months ended and decreased $12,191 or 11% for the three months ended June 30, 2015 as compared to the same period of 2014.  The increase in the six months ended was because more business trips were taken during the first quarter of 2015 to establish relationship with new and existing clients.  The decrease in the three months ended was due to the effort of expense control.

•

Rent – increased $11,596 or 3% for the six months ended and $13,619 or 8% the three months ended June 30, 2015 as compared to the same period of last year.  The increase was mainly due to the new office space rent for Shanghai office and rental rates increased.

•

Bad debt expenses – decreased $44,018 or 112% for the six months ended and $47,989 or 161% for the three months ended June 30, 2015 as compared to the same period of last year.  The decrease was mainly due to the provision of doubtful debts decreased during the period.

•

Depreciation and amortization – increased $5,672 or 7% for the six months ended and $4,279 or 11% for the three months ended June 30, 2015 as compared to the same period of last year.  Because the real property located in United States purchased in July 2014, depreciation of the buildings started to charge at that time.  During the six months ended June 30, 2015, depreciation for fixed assets was $78,763, an increase of $6,074, or 8%, from $72,689 in the comparable period of 2014, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $5,599 for the six months ended June 30, 2015, a decrease of $402 or 7% as compared to the same period of 2014.

•

Other general & administrative expenses – increased $3,778 or 1% for the six months ended and $9,638 or 4% the three months ended June 30, 2015 as compared to the same period of last year.  The increase was due to general inflation and employee related expenses increased.

Net loss before tax and noncontrolling interest

Six-month end:

Net loss before tax and noncontrolling interest for the six months ended June 30, 2015 was $290,709 compared to net income before tax and noncontrolling interest of $513,172 for the six months period ended June 30, 2014.  The decrease of $222,463 was mainly because the 4% increase in revenues and 3% decrease in operating expenses during the period. Causes for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense decrease were discussed in the section of Operating expenses above.

In addition, the decrease in operating expenses was mainly because the goodwill impairment charge of $222,110 was made during the six months period ended June 30, 2014.  If the impairment charge is excluded, the operating expenses increased 5%.

Other income increased to $108,908 for the six months ended June 30, 2015 from $74,170 for the same period of 2014.  The increase of $34,738 or approximately 47% was mainly due to the increase in investment income and other revenue which was partially offset by the decreases in interest income and gain on disposal of fixed assets. Interest income decreased by 89% to $1,723 during the period. The decrease was due to the loans made to third party in 2014 but no such income in 2015. Investment income increased by 9% to $12,071 for the six months ended June 30, 2015 as compared to $11,112 in the comparable period of 2014. It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the six months period ended June 30, 2015 was $95,885 compared to $42,192 for the comparable period of 2014. The increase of $53,693 or approximately 127% mainly due to increased commissions from business referral and other business services we provided to clients, and the receipt of allowance from government in relation to the Company joined an employment programme organized by the government, and a receipt of cash refund from the provident fund scheme.

Three-month end:

Net loss before tax and noncontrolling interest for the three months ended June 30, 2015 was $140,837 as compared to the net income before tax and noncontrolling interest of $441,179 for the three months period ended June 30, 2014. The decrease of $300,342 was mainly due to the causes stated in the Six months end paragraph above.

Net income and loss

The Company incurred a net loss of $378,848 during the six months period ended June 30, 2015. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section above. In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2015, cash used in operating activities totaled $394,507.  This was primarily due to the net loss during the period plus a decrease in commission receivable, enrollment fees, fiduciary assets, other receivable, accounts payable, and accrued expenses, which was partially offset by an increase in deposit and prepayment, claims payable, and other payable.

Net loss after adjustments of non-cash activities for the six months ended June 30, 2015 decreased by $34,982, or 8% as compared to the same period of 2014. The changes in operating assets and liabilities for the six months ending June 30, 2015 increased $1,972 or 1% as compared to the same period of 2014.  As a result, net cash used in operating activities for the six months ended June 30, 2015 increased by $33,010 or approximately 9% as compared to the same period of last year.

For the six months ended June 30, 2015, cash used in investing activities amounted to $179,142 as compared to cash provided by investing activities with $595,088 for the same period of last year.  For 2015, the fund was mainly used for the purchase of fixed assets.  For 2014, loan repaid from third party was $2,380,000 and sales proceed for disposal of fixed assets was $16,367, which was partially offset by the loan made to third parties totaled $1,580,000, prepayment for asset acquisition amounted to $184,650, and the purchase of fixed assets totaled $36,354.

For the six months ended June 30, 2015 and 2014, cash used in finance activities totaled $134,620 and $146,223 respectively. For 2015 and 2014, the funds were mainly used for the dividend payment to minority shareholders, repayment of obligations under long-term loans and principal payments on related party debt, which was partially offset by the borrowings on related party debt.

Assets and liabilities

For the six months ended June 30 , 2015, the Group’s balance sheet reflects total assets of $12,664,250 and total liabilities of $2,768,418.  Total assets decreased by $595,240, or approximately 4%, and total liabilities decreased by $103,053, or approximately 4%, when compared to the year ended December 31, 2014.  The decrease of total assets was mainly due to decreases of cash and cash equivalents, short-term investment, enrolment fee receivable, fiduciary asset, goodwill, intangible asset, and marketable securities, which was partially offset by increases of commission receivable, property, plant and equipment, deposit and prepayment, and other receivable.  In addition, the decrease of total liabilities was mainly due to decreases of trade accounts payable and accrued expenses, which were partially offset by increasses of claim payable, other payable, tax payable, due to directors and long-term loans.

As at June 30, 2015, commission receivable was $480,350 as compared to $322,589 as at December 31, 2014, while trade accounts payable was $2,269,139 as compared to December 31, 2014 balance of $2,376,271.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because marine insurance usually renews in late February every year, and the average collection period increased during the period, commission receivable as at June 30, 2015 increased by $157,761 or 49% as compared to December 31, 2014 balance.  In addition, because certain advances on behalf of customers were paid, other receivable increased by $1,146 or 1% as compared to the year end of 2014.  Furthermore, because certain fund received on behalf of customers had been received during the period, the other payable increased $17,233 or 8% as compared to the year end of 2014.  On the other hand, certain claim proceeds received on behalf of customers had been received, the claim payable increased by $2,185 or 3% as compared to the year end of 2014.

As at June 30, 2015, loan receivable was $1,912,000 which remained unchanged during the period.  Accrued expenses of $63,395 as at June 30, 2015, reduced by $106,805 or approximately 63% from $170,200 as at December 31, 2014.  The reduction was mainly due to the payment of accrued expenses which were provided for the year of 2014.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of June 30, 2015, the market value of the equity securities was $369,861, which represents a decrease of $11,343 or approximately 3% as compared to the market value of $381,204 for the last year.  The decrease was due to the change of fair values between June 30, 2015 and December 31, 2014.

As at June 30, 2015, property, plant and equipment were $4,134,910 as compared to $4,035,084 as at December 31, 2014. The increase of $99,826 or approximately 2.5% was mainly due to acquisition of vehicle and office equipment.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year. As of June 30, 2015, the carrying value of customer lists was $2,806 and the carrying value of goodwill was $72,548.

The Company has bank and cash equivalents of approximately $3,389,328 as at June 30, 2015.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of June 30, 2015, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $968,923.

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

As of the end of the period covered by this report, the Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  August 14, 2015

By: /s/ John Liu, Director

Date:  August 14, 2015

By: /s/ Colman Au, Chief Financial Officer

Date:  August 14, 2015