Form 10-Q
period 2015-09-30
ALCO, INC.
filed 2015-11-13
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ■

 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ■

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2015, there were 10,336,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2015	December 31, 2014
Current Assets:	(Unaudited)
Cash and cash equivalents	$3,649,469	$4,048,846
Short-term investment	98,018	105,723
Commissions receivable, net	338,555	322,589
Enrollment fee receivable	608	8,652
Fiduciary asset	1,904,073	2,015,759
Loans receivable	1,912,000	1,912,000
Total Current Assets	7,902,723	8,413,569

Property, plant and equipment, net	4,101,101	4,035,084
Goodwill	68,434	73,997
Intangible asset	-	8,585

Other Non-current Assets:
Deposits and prepayment	242,494	223,471
Marketable securities	307,156	381,204
Other receivable	127,596	123,580
Total Other Non-current Assets	677,246	728,255

Total Assets	$12,749,504	$13,259,490
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,235,608	$2,376,271
Claim payable	93,577	73,940
Other payable	238,852	214,504
Accrued expenses	31,344	170,200
Tax payable	74,477	10,429
Due to directors	195,289	811
Long-term loans, current	18,595	7,757
Total Current Liabilities	$2,887,742	$2,853,912
Non-current Liabilities
Long-term loans, non-current	$54,282	$17,559
Total Non-current Liabilities	$54,282	$17,559

Total Liabilities	$2,942,024	$2,871,471
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. Shareholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,336,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	10,336	10,336
Additional paid-in capital	353,276	350,183
Accumulated other comprehensive income (loss)	(98,808)	71,593
Retained earnings	9,262,064	9,644,190

Total ALCO, Inc. Shareholders' Equity	9,526,868	10,076,302
Non-controlling interest	280,612	311,717
Total Equity	9,807,480	10,388,019

Total Liabilities and Equity	$12,749,504	$13,259,490

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Commission income	$1,508,798	$1,396,438	$3,951,096	$3,751,774
Consulting income	28,711	6,000	43,095	18,000
Website advertising	-	-	-	667
Enrollment fee income	3,698	8,445	6,181	10,379
Total Revenues	1,541,207	1,410,883	4,000,372	3,780,820

Operating Expenses
Salaries	979,459	814,236	2,767,235	2,466,135
Travel expenses	107,287	140,136	285,273	307,414
Rents	205,771	174,467	564,779	521,879
Bad debt expenses (recovery)	(3,038)	36,153	(7,654)	75,555
Depreciation and amortization	46,602	38,041	130,964	116,731
Other general and administrative	133,680	221,454	587,946	671,942
Impairment of goodwill	-	414	-	222,524
Total Operating Expenses	1,469,761	1,424,901	4,328,543	4,382,180

Income (Loss) from Operations	71,446	(14,018)	(328,171)	(601,360)

Other Income (Expense)
Interest income	811	2,759	2,534	19,093
Investment income	4,129	3,917	16,200	15,029
Interest expense	(871)	(343)	(1,642)	(977)
Other income	14,447	8,640	110,332	50,839
Gain on disposal of fixed asset	-	-	-	5,159
Total Other Income	18,516	14,973	127,424	89,143

Income (Loss) before provision for Income Taxes	89,962	955	(200,747)	(512,217)
Provision for Income Taxes	33,870	18,616	65,337	49,506
Net Income (Loss)	56,092	(17,661)	(266,084)	(561,723)
Less: Net income attributable to the non-controlling interest	(59,370)	(41,881)	(116,042)	(102,090)
Net Loss Attributable to ALCO, Inc.	$(3,278)	$(59,542)	$(382,126)	$(663,813)

Comprehensive Income (Loss):
Net income (loss)	56,092	(17,661)	(266,084)	(561,723)
Other Comprehensive Income (Loss)
Marketable securities	(66,811)	4,687	(86,174)	(22,452)
Foreign currency translation adjustments	(77,633)	(14,704)	(100,605)	(8,239)
Comprehensive Loss	$(88,352)	$(27,678)	$(452,863)	$(592,414)
Less: comprehensive income attributable to non-controlling interest	(46,984)	(41,881)	(99,664)	(101,364)
Comprehensive Loss Attributable to ALCO. Inc.	(135,336)	(69,559)	(552,527)	(693,778)

Basic and Fully Diluted Earnings per Share
Net loss attributable to ALCO, Inc.
common shareholders	$(0.00)	$(0.01)	$(0.04)	$(0.06)

Weighted Average Shares Outstanding	10,336,000	10,336,000	10,336,000	10,336,000

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2014	10,336,000	$ 10,336	$ 350,183	$ 71,593	$9,644,190	$ 10,076,302	$ 311,717	$ 10,388,019

Stock-based compensation	-	-	3,093	-		3,093		3,093
Unrealized loss on marketable securities	-	-	-	(86,174)		(86,174)		(86,174)
Foreign currency translation adjustments	-	-	-	(84,227)		(84,227)	(16,378)	(100,605)
Net loss	-	-	-	-	(382,126)	(382,126)	116,042	(266,084)
Dividends paid	-	-	-	-	-		(130,769)	(130,769)

Balance, September 30, 2015 (Unaudited)	10,336,000	$ 10,336	$ 353,276	$ (98,808)	$9,262,064	$ 9,526,868	$ 280,612	$ 9,807,480

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
Operating Activities
Net loss	$(266,084)	$(561,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense (recovery)	(7,654)	75,555
Depreciation expense	122,673	110,724
Amortization expense	8,291	6,007
Stock-based compensation	3,093	5,568
Gain on disposal of fixed assets	-	(5,159)
Stock dividend received	(16,200)	(15,029)
Impairment of goodwill	-	222,524
Changes in operating assets and liabilities:
Decrease in commission receivable	66,241	122,128
(Increase)/Decrease in enrolment fee receivable	8,044	(1,733)
(Increase)/Decrease in deposit and prepayment	(21,876)	21,399
(Increase)/Decrease in fiduciary asset	95,586	(183,530)
Decrease in other receivable	51	106,797
Decrease in tax receivable	66,017	146,085
Increase/(Decrease) in accounts payable	(222,466)	128,063
Increase in claims payable	19,637	18,043
Increase in other payable	27,313	11,611
Decrease in accrued expenses	(137,759)	(126,621)
Decrease in deferred revenue	-	(667)
Net cash provided by (used in) operating activities	(255,093)	80,042

Investing Activities
Prepayment for asset acquisition	-	(303,548)
Short-term investment	(254)	(290)
Loan made to third parties	-	(1,580,000)
Loan repayment from third parties	-	2,680,000
Cash paid for purchase of fixed assets	(195,481)	(1,765,945)
Sales proceeds from disposal of fixed assets	-	16,381
Net cash used in investing activities	(195,735)	(953,402)

Financing Activities
Dividend paid to minority shareholders	(130,769)	(143,077)
Repayment of obligations under long-term loans	(9,314)	(4,850)
Borrowings on related party debt	252,762	18,086
Principal payments on related party debt	(58,284)	(18,388)
Net cash provided by (used in) financing activities	54,395	(148,229)

Net decrease in cash and cash equivalents	(396,433)	(1,021,589)
Effect of exchange rate changes on cash and cash equivalents	(2,944)	(4,464)
Cash and cash equivalent at beginning of period	4,048,846	5,183,870
Cash and cash equivalent at end of period	$3,649,469	$4,157,817

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,642	$977
Income taxes paid	$-	$96,477

Non-Cash Transactions Dividend received	$12,130	11,158
Acquisition of assets by long-term loans	$(60,000)	$32,036
Change in fair value for available-for-sales securities	$(86,174)	$(22,452)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The exchange rates used to translate amounts in CNY into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date: US$0.15637:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.15919:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited (“ALCO Insurance”) is the Singapore Dollar (“SGD”). The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into US dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date: US$0.69601:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.72683:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the nine-month period ended September 30, 2015.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Cash

	September 30,	December 31,
Cash consist of the following:	2015	2014

Cash in hand	$34,656	$27,947
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,113,192	2,828,125
United Overseas Bank	758,622	564,775
Bank of China	296,898	72,079
Sun Hung Kei Financial	126	198
Bank of Shanghai	439,422	549,167
Industrial and Commercial Bank of China	134	137
Cash in bank – Fixed deposit	6,419	6,418
	$3,649,469	$4,048,846

The Company established a bank guarantee of HK$45,000 (approximately $5,770) credit line with the China Construction Bank (Asia). The interest rate and charges are subject to change from time to time. The bank guarantee credit line is pledged of $6,419 fixed deposit as shown as above. On February 20, 2015, the bank guarantee expired and no bank guarantee was provided thereafter.

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

Note 4 – Commissions Receivable

	September 30,	December 31,
Commissions receivable consist of the following:	2015	2014

Commissions receivable	$609,190	$503,392
Less: allowances for doubtful accounts	(270,635)	(180,803)
	$338,555	$322,589

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $1,904,073 and $2,015,759 at September 30, 2015 and December 31, 2014, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at September 30, 2015 and December 31, 2014:

Assets	Fair value		Fair value Hierarchy
	September 30, 2015	December 31, 2014

Marketable securities	$307,156	$381,204	Level 1
Short-term investment	$98,018	$105,723	Level 1

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized loss of $86,174 and $22,452 for marketable securities were recognized in the other comprehensive income for the nine months ended September 30, 2015 and 2014, respectively.  All these losses are related to marketable securities listed in the Hong Kong Stock Exchange.

Income from marketable securities consists of the following:

	Nine Months Ended September 30,
	2015	2014

Dividend from marketable securities	$16,200	$15,029

Note 7 – Due to Directors

	September 30,	December 31,
Due to directors consists of the following:	2015	2014

Andrew Liu Fu Kang	$194,701	$145
John Liu Shou Kang	588	666
	$195,289	$811

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the nine months ended September 30, 2015 and 2014, the Company recognized $3,093 and $5,568 of stock-based compensation expense, respectively.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company. The relevant rent expenses consist of following:

		Period ended September 30,
Location	Landlord	2015	2014

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$23,077	$23,077
		$23,077	$23,077

Note 10 – Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2015 and 2014 was -32.55% and -9.67%, respectively.  The provisions for income taxes for the periods ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended September 30,
Hong Kong only:	2015	2014

Current	$65,337	$49,506
Deferred	-	-
	$65,337	$49,506

A reconciliation between the income tax computed at the US statutory rate and the Company’s provision for income tax is as follows:

	Nine Months Ended September 30,
	2015	2014

US statutory rate	34.00%	34.00%

Foreign income not recognized in the US	-34.00%	-34.00%
Effect of income tax exemptions and reliefs	3.94%
Effect of valuation allowance on deferred income tax assets	-52.03%	-26.17%
Effect of income tax difference under different tax jurisdictions	-0.96%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-32.55%	-9.67%

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

On August 4 of each year from 2012 through 2015, ALC entered into a loan extension agreement with JMISCL and JXISCL. Under the terms of four extension agreements, the payable due date is extended to August 4, 2016.  All terms and conditions of the loan agreement and the balance of the loan remain unchanged.

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

Note 14 –Subsequent event

On October 1, 2015, the Company’s board of directors approved to grant an award of 25,500 shares of restricted stock to key employees pursuant to the 2010 Restricted Share Stock Compensation Plan.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

Nine-month end:

Revenue for the nine months ended September 30, 2015 was $4,000,372, as compared to $3,780,820 for the same period of 2014. The increase of $219,552 or approximately 6% was mainly due to increases of commission income and consulting income which partially offset with decreases of enrollment fee income and website advertising.

Commission income is based on a percentage of the premiums paid by the insured, and increased by $199,322 or 5% when compared to the same period in last year. The increase was mainly contributed by ALC and CAC which was partially offset by a decrease of SHB and ALCO Insurance. If the contributions from SHB and ALCO Insurance are excluded, commission income of the group for the same period of 2015 increased by $235,888 or 7% as compared to the same period of 2014.  The factors which resulted in the increase of commission income attributable to ALC and CAC were an increase of 12% in average commission earned per client, partially offset by a decrease of 2% in number of clients.

Some clients sold their vessels as scrap during the period because of the poor shipping market.  Such sales result in lowered demand for insurance. However, the Company’s average commission earned per client still increased during the period because of our marketing activities. During the period of 2015, total commission income contributed by ALC, CAC, SHB and ALCO Insurance was 82%, 8%, 1% and 9% respectively.

Consulting income for the nine months period ended September 30, 2015 was $43,095 as compared to $18,000 for the comparable period of 2014. The increase of $25,095 or approximately 139% was mainly due to the fact that demand for the services increased.  Enrollment fee for the nine months period ended September 30, 2015 were $6,181 as compared to $10,379 for the same period of 2014. The decrease was mainly due to the decrease of enrollment during the period.

Three-month end:

Revenue for the three months ended September 30, 2015 was $1,541,207, as compared to $1,410,883 for the same period of 2014. The increase of $130,324 or approximately 9% was mainly due to increases of commission income and consulting income which partially offset with a decrease of enrollment fee income.

Commission income for the three months period ended September 30, 2015 was $1,508,798 as compared to $1,396,438 for the same period of 2014. The increase of $112,360 or approximately 8% was mainly due to the reasons stated in the Nine-month end paragraph above. Consulting income for the three months period ended September 30, 2015 was $28,711 compared to $6,000 for the comparable period of 2014. The increase of $22,711 or approximately 379% was mainly due to the service demand increased. Enrollment fee for the three months period ended September 30, 2015 were $3,698 as compared to $8,445 for the same period of 2014. The decrease of $4,747 was mainly due to the decrease of enrollment during the period.

Operating expenses

Operating expenses for the nine months ended September 30, 2015 were $4,328,543, as compared to $4,382,180 for the same period of 2014.  The decrease of $53,637 or approximately 1% was mainly due to the goodwill impairment charge of $222,524 made in 2014 and decreases of travel, bad debt and other general and administrative expenses which were partially offset by increases in salary, rent, depreciation and amortization.  If the impairment charge is excluded, the operating expenses increased 4%.

Operating expenses for the three months ended September 30, 2015 were $1,469,761, as compared to $1,424,901 for the same period of 2014.  The increase of $44,860 or approximately 3% was mainly due to the increases of salary, rent, depreciation and amortization, which were partially offset by decreases in travel, bad debt and other general and administrative.

The reasons for the increases and decreases in the major items of operating expense in 2015, as compared to the same period of 2014, are as follows:

•

Salaries – increased $301,100 or 12% for the nine months ended and $165,223 or 20% for the three months ended September 30, 2015 as compared to the same period of 2014.  The increase was mainly due to increases in pay rates and headcounts.

•

Travel Expenses – decreased $22,141 or 7% for the nine months ended and $32,849 or 23% for the three months ended September 30, 2015 as compared to the same period of 2014.  The decrease was due to the effort of expense control.

•

Rent – increased $42,900 or 8% for the nine months ended and $31,304 or 18% the three months ended September 30, 2015 as compared to the same period of last year.  The increase was mainly due to the new office space rent for Shanghai office and rental rates increased.

•

Bad debt expenses – decreased $83,209 or 110% for the nine months ended and $39,191 or 108% for the three months ended September 30, 2015 as compared to the same period of last year.  The decrease was mainly due to the provision of doubtful debts decreased during the period.

•

Depreciation and amortization – increased $14,233 or 12% for the nine months ended and $8,561 or 23% for the three months ended September 30, 2015 as compared to the same period of last year.  Because the real property located in United States purchased in July 2014, depreciation of the buildings started to charge at that time.  During the nine months ended September 30, 2015, depreciation for fixed assets was $122,673, an increase of $11,949, or 11%, from $110,724 in the comparable period of 2014, which was caused by the reason stated as above.  Regarding the amortization charged for intangible asset, it was $8,291 for the nine months ended September 30, 2015.

•

Other general & administrative expenses – decreased $83,996 or 13% for the nine months ended and $87,774 or 40%

the three months ended September 30, 2015 as compared to the same period of last year.  The decrease was mainly due to the exchange gain generated by ALCO Insurance, and the effort of expense control.

Net loss before tax and noncontrolling interest

Nine-month end:

Net loss before tax and noncontrolling interest for the nine months ended September 30, 2015 was $200,747 compared to net loss before tax and noncontrolling interest of $512,217 for the nine months period ended September 30, 2014. The decrease in the net loss of $311,470, or approximately 61%, was mainly because the 6% increase in revenues and 1% decrease in operating expenses during the period. Causes for the revenue increase were discussed in the section of Revenue above, while causes for the operating expense decrease were discussed in the section of Operating expenses above.

In addition, the decrease in operating expenses was mainly because the goodwill impairment charge of $222,524 was made during the nine months period ended September 30, 2014. If the impairment charge is excluded, the operating expenses increased 4%.

Other income increased to $127,424 for the nine months ended September 30, 2015 from $89,143 for the same period of 2014. The increase of $38,281 or approximately 43% was mainly due to the increase in investment income and other income which was partially offset by the decreases in interest income and gain on disposal of fixed assets.  Interest income decreased by 87% to $2,534 during the period. The decrease was due to the loans made to third party in 2014 but no such income in 2015. Investment income increased by 8% to $16,200 for the nine months ended September 30, 2015 as compared to $15,029 in the comparable period of 2014. It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other income for the nine months period ended September 30, 2015 was $110,332 compared to $50,839 for the comparable period of 2014.  The increase of $59,493 or approximately 117% mainly due to increased commissions from business referral and other business services we provided to clients, and the receipt of allowance from government in relation to the Company joined an employment programme organized by the government, and a receipt of cash refund from the provident fund scheme.

Three-month end:

Net profit before tax and noncontrolling interest for the three months ended September 30, 2015 was $89,962 as compared to $955 for the three months period ended September 30, 2014. The increase of $89,007 was mainly due to 9% increase in revenues and 3% increase in operating expenses during the period. Causes for the revenue increase were discussed in the section of Revenue above, while causes for the operating expense increase were discussed in the section of Operating expenses above.

Net income and loss

The Company incurred a net loss of $382,126 during the nine months period ended September 30, 2015. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section above. In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the nine months ended September 30, 2015, cash used in operating activities totaled $255,093.  This was primarily due to the net loss during the period plus a decrease in commission receivable, enrollment fees, fiduciary assets, other receivable, tax receivable, accounts payable, accrued expenses, which was partially offset by an increase in deposit and prepayment, claims payable, and other payable.

Net loss after adjustments of non-cash activities for the nine months ended September 30, 2015 decreased by $5,652, or 1% as compared to the same period of 2014. The changes in operating assets and liabilities for the nine months ended September 30, 2015 decreased $340,787 or 141% as compared to the same period of 2014.  As a result, net cash used in operating activities for the nine months ended September 30, 2015 amounted to $255,093, as compared to cash provided by operating activities with $80,042 for the same period of last year.

For the nine months ended September 30, 2015, cash used in investing activities amounted to $195,735 as compared to cash provided by investing activities with $953,402 for the same period of last year.  For 2015, the fund was mainly used for the purchase of fixed assets.  For 2014, loan repaid from third party was $2,680,000 and sales proceed for disposal of fixed assets was $16,381, which was partially offset by the loan made to third parties totaled $1,580,000, prepayment for asset acquisition amounted to $303,548, and the purchase of fixed assets totalled $1,765,945.

For the nine months ended September 30, 2015 and 2014, cash provided by financing activities amounted to $54,395 as compared to cash used in finance activities totaled $148,229.  For 2015, borrowings on related party debt was $252,762, which was partially offset by repayment on related party debt totaled $58,284, dividend payment to minority shareholders with $130,769 and repayment of obligations under long-term loans amounted to $9,314.  For 2014, the funds were mainly used for the dividend payment to minority shareholders amounted to $143,077, repayment of obligations under long-term loans totaled $4,850 and principal payments on related party debt amounted to $18,388, which was partially offset by the borrowings on related party debt with $18,086.

Assets and liabilities

For the nine months ended September 30, 2015, the Group’s balance sheet reflects total assets of $12,749,504 and total liabilities of $2,942,024. Total assets decreased by $509,986, or approximately 4%, and total liabilities increased by $70,553, or approximately 2%, when compared to the year ended December 31, 2014. The decrease of total assets was mainly due to decreases of cash and cash equivalents, short-term investment, enrolment fee receivable, fiduciary asset, goodwill, intangible asset, and marketable securities, which was partially offset by increases of commission receivable, property, plant and equipment, deposit and prepayment, and other receivable. In addition, the increase of total liabilities was mainly due to increases of claims payable, other payable, tax payable, due to directors and long-term loans, which were partially offset by decreases of trade accounts payable and accrued expenses.

As at September 30, 2015, commission receivable was $338,555 as compared to $322,589 as at December 31, 2014, while trade accounts payable was $2,235,608 as compared to December 31, 2014 balance of $2,376,271.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end. In addition, because commission income increased, commission receivable as at September 30, 2015 increased by $15,966 or 5% as compared to December 31, 2014 balance.  In addition, because certain advances on behalf of customers were paid, other receivable increased by $4,016 or 3% as compared to the year end of 2014. Furthermore, because certain fund received on behalf of customers had been received during the period, the other payable increased $24,348 or 11% as compared to the year end of 2014.  On the other hand, certain claim proceeds received on behalf of customers had been received, the claim payable increased by $19,637 or 27% as compared to the year end of 2014.

As at September 30, 2015, loan receivable was $1,912,000 which remained unchanged during the period.  Accrued expenses of $31,344 as at September 30, 2015, reduced by $138,856 or approximately 82% from $170,200 as at December 31, 2014. The reduction was mainly due to the payment of accrued expenses which were provided for the year of 2014.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of September 30, 2015, the market value of the equity securities was $307,156, which represents a decrease of $74,048 or approximately 19% as compared to the market value of $381,204 for the last year.  The decrease was due to the change of fair values between September 30, 2015 and December 31, 2014.

As at September 30, 2015, property, plant and equipment were $4,101,101 as compared to $4,035,084 as at December 31, 2014. The increase of $66,017 or approximately 2% was mainly due to acquisition of vehicle and office equipment.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year. As of September 30, 2015, the carrying value of customer lists was $0 and the carrying value of goodwill was $68,434.

The Company has bank and cash equivalents of approximately $3,649,469 as at September 30, 2015. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months. As of September 30, 2015, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $810,235.

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

As of the end of the period covered by this report, the Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

INS XBRL Instance Document.*

101

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  November 13, 2015

By: /s/ John Liu, Director

Date:  November 13, 2015

By: /s/ Colman Au, Chief Financial Officer

Date:  November 13, 2015