Form 10-K
period 2015-12-31
ALCO, INC.
filed 2016-03-30
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 30, 2016, there were 10,361,500 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

INDEX

PART I

4

ITEM 1. BUSINESS

4

BACKGROUND

4

PRINCIPAL PRODUCTS AND SERVICES

5

DESCRIPTION OF INDUSTRY

7

GOVERNMENT REGULATION

7

CUSTOMERS AND MARKETING

8

COMPETITION

8

EMPLOYEES

8

REPORTS TO SECURITY HOLDERS

8

ITEM 1A. RISK FACTORS

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

9

ITEM 2. PROPERTIES

9

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. MINE SAFETY DISCLOSURES

10

PART II

10

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  10

ITEM 6. SELECTED FINANCIAL DATA

11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

11

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

43

ITEM 9A(T). CONTROLS AND PROCEDURES

43

ITEM 9B. OTHER INFORMATION

44

PART III

44

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

44

ITEM 11. EXECUTIVE COMPENSATION

45

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS  47

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

48

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

48

PART IV

49

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

49

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

ESA has limited assets and its operations to date have not been significant.  As of December 31, 2015, ESA had net assets of $(133,739) with a cash balance of $56,340, accounts receivable of $3,231, due to related parties of $188,224, accounts payable of $3,534 and other payable of $1,744.  During the 2015 fiscal year, ESA received $9,052 from enrollment fees from this arrangement and $3,003 from other income. It spent approximately $32,064 setting up and maintaining the learning center.

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

CAC has no formal agreement with the CSC Group.  In 2015, approximately 8% of ALCO’s revenue was generated from CAC.

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

SHB became ALCO’s subsidiary on December 16, 2010. In 2015, approximately 0.8% of ALCO’s revenue was generated from SHB.

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

ALCO Insurance became ALCO’s subsidiary on October 1, 2012.  In 2015, approximately 10% of ALCO’s revenue was generated from ALCO Insurance.

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

DESCRIPTION OF INDUSTRY

Marine Insurance Brokerage

Marine insurance is a mature industry, which is diverse in terms of types of coverage and insurers.  These different options are intended to suit the risk profile and requirements of different types of vessels, voyages, ship-owners, and charterers. Within marine insurance, the two most common forms of insurance are H&M and P&I.  H&M covers the physical loss of or damage to the vessel arising from accidents, while P&I covers liabilities, losses, expenses and costs incurred in relation to injury or death.

Various insurers differ significantly in the coverages and options they provide.  Most ship-owners and charterers rely on professional insurance brokers for advice to make an informed decision on the choice of insurer and coverage that will suit their needs.  Insurance brokers represent the insured in negotiating and placing insurances with the insurers.  Brokers generate revenue primarily from commissions and fees on insurance calls and premiums.  Revenue is also generated from interest on calls and premiums held before remittance to the insurers and on claims held before payment to the insured.  Commission revenue varies based on the calls and premiums on the policies that are placed on behalf of clients.  When call and premium rates in the market rise, revenue for brokers increases, and revenue declines when call and premium rates decline.  The standard rate of commission for an insurance broker is approximately 10% on the call or premium of the insurance placed.

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

ALCO had a customer retention rate of approximately 77% in 2015. We anticipate that we will maintain this retention rate in the future because we have been able to maintain this rate for the last three years.  In 2015, ALCO had nearly 260 customers, and its customers were mainly from China.  ALCO obtains new clients through the channels of existing clients or sub-brokers.

COMPETITION

ALCO’s major competitors are large US insurance brokers such as Aon, Marsh and Willis, who provide a wide range of insurances and are not focused on marine insurance.  These competitors are much larger than ALCO and have access to significantly more financial resources than ALCO.  However, these competitors are international companies who focus on many different types of insurance.  We believe that ALCO is one of the few insurance providers that specialize in the marine insurance business.

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

EMPLOYEES

At the time of this report, ALCO had 70 employees, including 50 in operations and 20 in supporting and administrative functions.  All employees are full time.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

ALCO rents its facilities from third parties.  As of December 31, 2015, ALCO leased approximately 12,003 square feet of office space for its operations.  Its current leased properties are:

Location	Size	Description

Wanchai, Hong Kong	6,350 sq. ft	Headquarters

Shanghai, China	1,408 sq. ft	Office
Fuzhou, China	1,243 sq. ft	Office
District 01, Singapore	2,024 sq. ft	Office
Dalian, China	978 sq. ft	Office

The Hong Kong office was leased from a third party since March 2012.  As the Company is continuing growth and meet the Company’s needs, the Hong Kong Office moved to the existing building in March 2012. The existing property is leased from a third party and located in Wanchai, Hong Kong with 6,350 sq. ft and is leased from a third party.  As the lease would expire in June 2015, it was renewed for two years in May 2015.

For marketing purpose, the Shanghai office moved to another location in August 2015.  The property is leased from another third party.

The Fuzhou office is leased from a third party starting from October 2010.

The Singapore office is leased from a third party starting from December 2012.

The Dalian office is leased from a third party starting from January 2013.

ALCO’s current total monthly rental payment for the facilities mentioned as above is approximately US$46,979. We intend to renew these leases upon their expiration.

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

As of December 31, 2015, ALCO had 10,361,500 shares of common stock issued and outstanding.  The shares are held by 40 shareholders of record.

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

On June 1, 2012, the board of directors approved and the Company granted an award of 13,500 shares of restricted stock to a key employee of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The shares were issued at a strike price of $1.65, which was equal to the fair value of the Company’s stock on June 1, 2012, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $22,275, of which $7,425 and $3,094 was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2014 and 2015 respectively.  The balance of shares was fully amortized in 2015.

On October 1, 2015, the board of directors approved and the Company granted an award of 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The shares were issued at a strike price of $0.81, which was equal to the fair value of the Company’s stock on October 1, 2015, the date of grant.  Therefore, the aggregate value of these shares as of the date of issuance was $20,655, of which $1,721 was recognized as stock-based compensation expense in salaries and compensation expenses during the year ended December 31, 2015.  The balance of shares will be amortized in the coming years.

ALCO has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

To cope with the difficult shipping market in 2015, the Company planned to tighten control measures in order to monitor and reduce operating expenses.  Management believes that it was successfully completed as travel expenses decreased 8% and other general & administrative expenses decreased 14% when compared to 2014.  Although salaries increased 10%, it was because the Company a new department was set up to introduce new consulting service to our clients.  Meanwhile, we planned to maintain the certain level of marketing activities to promote the Company to new clients and to strengthen our relationship with our existing clients.  We believe that this task was successfully achieved as nearly 50 new clients were acquired during 2015, even though our client retention rate decreased by 1 point to 77% during this year.  In addition, we planned to maintain our credit controls to retain, or further reduce, the average collection period for outstanding receivables in order to improve the liquidity.  However, because of the shipping market is still difficult, average collection period increased 5 days to 47 days.

In consideration of the excessive supply of tonnage in the shipping market, management believes that the 2016 fiscal year will still be a difficult year.  Many companies, including us, have been facing pressures from increasing operating costs such as salaries and rent.  Therefore, the Company plans to continue to tighten control measures in order to monitor and reduce operating expenses.  For example, we have frozen our headcount and implemented new computer system to improve the work efficiency.  Moreover, we are looking for alternative office spaces for some offices to reduce rent.  Meanwhile, we will maintain the current level of marketing activities to promote the Company to new clients and to strengthen our relationship with our existing clients.  In addition, because current market conditions are still bad, with many shipping companies facing liquidity problems, we will maintain our credit controls to retain the average collection period for outstanding receivables.

We believe the plans mentioned above will help to turn the Company back to profitability.  However, implementation of the plans will depend on the market situation, associated risk factors and our internal resources.  There is no assurance that we will be able to implement these plans within the foreseeable future.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared with 2014

Revenue:

Revenue for 2015 was $5,387,117 as compared to $5,337,978 for 2014. The increase of $49,139 or approximately 1%, was mainly due to increase of consulting income which were partially offset with a decrease of commission income, website advertising and enrollment fee income.

Commission income, which is based on a percentage of the premiums paid by the insured, and decreased by $9,715, or 0.2%, when compared to last year. The decrease was mainly contributed by a reduction of commission income for SHB and ALCO Insurance which was partially offset by an increase of commission income for ALC and CAC.  If the contributions from SHB and ALCO Insurance are excluded, commission income of the group for 2015 increased by $40,471, or 1%, as compared to 2014.  The factors which resulted in the increase of commission income attributable to ALC and CAC were an increase of 6% in average commission earned per client, partially offset by a decrease of 5% in number of clients.

Some clients sold their vessels as scrap during the year because of the poor shipping market.  Such sales resulted in lowered demand for insurance.  Therefore, the Company’s number of clients decreased during 2015 although there were some new clients were acquired.  Average commission earned per client increased during the year because of increases in the commission percentage.  In 2015, commission income contributed by ALC, CAC, SHB and ALCO Insurance was 82%, 8%, 1% and 10% respectively, of our total commission income for the year.

Consulting income for 2015 increased to $107,153 from $29,000 in 2015.  The increase of $78,153, or 269%, was because a new consulting service was provided which boosted the consulting income increased.  In addition, website advertising for 2015 was $0, the decrease was due to no website advertising service was provided during the year.  In addition, enrollment fees for 2015 decreased 67% to $9,052 as compared to $27,684 for 2014. The decrease was mainly due to decreases in customer’s demand and enrollment.

Net loss before tax and noncontrolling interest:

Net loss before tax and noncontrolling interest for 2015 was $704,585 compared to $727,769 for 2014. The decrease of $23,184, or approximately 3%, was mainly because of the 1% increase in revenues which partially offset with a 3% increase in operating expenses during 2015.  Causes for the revenue increase were discussed in the section of Revenue above, while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income increased to $162,439 in 2015 from $28,115 in 2014.  The increase of $134,324, or approximately 478%, was mainly due to the increase in other income and investment which was partially offset by the decrease in interest income and gain on disposal of fixed assets.  Interest income decreased by 83% to $3,309 in 2015.  The decrease was due to interest earned on loans made to a third party in 2014 was no longer received in 2015.  Investment income increased by 7% to $20,377 in 2015 as compared to $18,982 in 2014.  The increase was mainly the result of an increase in dividend income received from publicly traded equity securities owned by the Company.  Other income for 2015 was $141,197 compared to ($14,662) for 2014.  The increase of $155,859, or approximately -1,063%, was mainly due to increased commissions from business referral and other business services we provided to clients and the increase of gain on exchange difference.

Operating expenses:

Total operating expenses were $6,254,141 for 2015, as compared to $6,093,862 for 2014.  The increase of $160,279, or approximately 3%, was mainly due to increases in salary, rents, bad debt expenses, depreciation and amortization expenses which were partially offset by decreases in travel expenses and other general and administrative expenses.

The reasons for the increases and decreases in the major items of operating expense in 2015, as compared to 2014, are as follows:

•

Salaries – increased by $354,563, or 10%, from $3,630,683 in 2014 to $3,985,246 in 2015.  The increase was mainly due to a new department was set up and increases in pay rates for all offices during the year of 2015.  In addition, pursuant to the Restricted Share Stock Compensation Plans, $4,815 was recognized as stock-based compensation expense in salaries during the year ended December 31, 2015.  The amount of stock based compensation decreased $2,610, or approximately 35%, as compared to 2014 because amortization for the plans which was implemented in 2012 was completed.

•

Travel expenses – decreased by $35,803, or 8%, from $421,796 in 2014 to $385,993 in 2015.  The decrease was because of the Company’s expense control efforts.

•

Rents – increased by $43,077, or 6%, from $702,308 in 2014 to $745,385 in 2015.  The increase was mainly due to the new office space rent for Shanghai office and rental rates increased.

•

Bad debt expenses – increased by $58,569 from ($4,686) in 2014 to $53,883 in 2015.  The increase was mainly because the provision of doubtful debts increased during the year.

•

Depreciation and amortization – increased by $21,538, or 13%, from $161,464 in 2014 to $183,002 in 2015.  The Company acquired real property located in the United States, in July 2014.  The Company began to claim depreciation deductions for these properties immediately following their acquisition.    As a result, during 2015, depreciation for fixed assets was $174,774, an increase of $25,231, or 17%, from $149,543 in 2014. The increase in depreciation expense for fixed assets was partially offset by a decrease in amortization expense for intangible assets.  The amortization expense for intangible assets was $8,228 for 2015, which was a decrease of $3,693, or 31%, as compared to 2014.  Amortization expenses decreased in 2015 as compared to 2014 because the acquired customer base which was being amortized, had been fully amortized during the year.

•

Other general & administrative expenses – decreased $58,906, or 6%, for 2015 as compared to last year. The decrease was mainly due to the exchange loss decreased, and the effort of expense control.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For 2015, cash used in operating activities totaled $1,201,104 when compared to cash provided by operating activities totaled $148,186 for 2014.  The cash outflow was primarily due to net loss for the year plus increases in commission receivable, deposit and prepayment and other payable which were partially offset by decreases in enrolment fee receivable, fiduciary asset, other receivable, tax receivable, accounts payable, claims payable and accrued expenses.

Net loss after adjustments of non-cash activities for 2015 decreased by $118,848, or 27%, as compared to 2014.  The changes in operating assets and liabilities for 2015 decreased $1,230,442, or 210%, as compared to 2014.  As a result, net cash used in operating activities for 2015 increased by $1,349,290 or approximately 911%, as compared to last year.

For the year of 2015 and 2014, cash provided by investing activities amounted to $279,260 when compared to the cash used in investing activities amounted to $1,104,120 respectively.  For 2015, the cash inflow was due to loan repayment from third party which partially offset by the cash paid for purchase of fixed assets. For 2014, the fund was mainly used for deposit and prepayment paid for the acquisition of assets, loan made to third party, and cash paid for purchase of fixed assets including a real property located in New York, United States.  The cash outflow was partially offset by the loan repayment from third party and sale proceeds from disposal of fixed assets.

In 2015, cash used in financing activities totaled $143,834, consisting of a dividend payment of $130,769 to minority shareholders of CAC, repayment of $13,940 of obligations under long-term loans, and principal payments of $254,358 on related party debt.  The cash outflow was offset by the borrowings of $255,233 on related party debt.

Assets and liabilities

As of December 31, 2015, the Company’s consolidated balance sheet reflects total current assets of $6,350,044, which decreased by $2,063,525, or 25%, as compared to $8,413,569 as of December 31, 2014.  Total current liabilities as of December 31, 2015 were $1,824,636, which decreased by $1,029,276, or 36%, as compared to $2,853,912 as of December 31, 2014.  The decrease of total current assets was mainly due to decreases of cash and cash equivalents, short-term investment, enrolment fee receivable, fiduciary asset, loan receivable which were partially offset by increase of commission receivable.  The decrease of total current liabilities was mainly due to decreases of trade accounts payable, claim payable, accrued expenses partially offset by increases of other payable, tax payable, due to directors and current portion of obligation under long-term loans.

As of December 31, 2015, commission receivable was $451,252 as compared to $322,589 in 2014, while trade accounts payable and other payable were $1,370,074 and $225,826 respectively, as compared to December 31, 2014 balances of $2,376,271 and $214,504.  Each of these changes was due to the timing of commissions received from customers and making payments to insurers at the year end. In addition, because certain payment advances made on behalf of customers were refunded, other receivable decreased by $29,557, or 24%, as compared to the year end of 2014.  Furthermore, because certain fund received on behalf of customers had been received, the other payable increased $11,322, or 5%, as compared to the year end of 2014.  In addition, certain claim proceeds received on behalf of customers had been paid, and as a result, the claim payable decreased by $40,363, or 55%, as compared to 2014.

As at December 31, 2015, loan receivable was $1,412,000, which decreased by $500,000, or 26%, as compared to last year.  The decrease was due to receipt of payment of the loan by the client.  Tax payable as at December 31, 2015 was $28,461, it is in relation to the provision of income tax for 2015.

Accrued expenses were $146,079 as at December 31, 2015, which represents a decrease of $24,121, or approximately 14%, from $170,200 as at December 31, 2014.  The decrease was mainly due to the fact that certain operating expenses which were smaller than last year were accrued in 2015.  As at December 31, 2015, no deferred tax asset was provided.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of December 31, 2015, the market value of the equity securities was $337,847, which represents a decrease of $43,357, or approximately 11%, as compared to the market value of $381,204 for last year.  The decrease was mainly due to the change of fair values between December 31, 2015 and December 31, 2014, and the addition of equity securities which were acquired during the year.

As at December 31, 2015, property, plant and equipment were $4,075,442 as compared to $4,035,084 as at December 31, 2014.  The increase of $40,358, or approximately 1%, was mainly due to acquisition of fixed assets.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of December 31, 2015, the carrying value of customer lists was $0 and the carrying value of goodwill was $69,071.  However, due to the fact that the operation of SHB has been changed and its revenue significantly declined during the six month period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was performed at June 30, 2014.  Consequently, a goodwill impairment charge of $222,759 was made during 2014 to write off the entire carrying value of SHB’s goodwill.

The Company has bank and cash equivalents of approximately $2,994,776 as at December 31, 2015.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of December 31, 2015, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $768,428.

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

Currency

ALCO’s main subsidiaries, ALC, CAC and ESA use the Hong Kong dollar as its currency.  The exchange rate for HK$ to US dollars has varied by very little during the period between 2014 and 2015.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.  There were no material gains or losses recognized as a result of translating foreign currencies to the U.S. or Hong Kong dollar.  No assurance can be given as to the future value of foreign currency and how fluctuations in such value could affect ALCO’s earnings.

The balance sheets of ALC, CAC and ESA were translated at year-end exchange rates.  Income and expenses were translated at exchange rates in effect during the year, substantially the same as the year-end rates.

The functional currency of SHB and ALM Shanghai is the Chinese Yuan (“CNY”) while ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of SHB, ALM Shanghai and ALCO Insurance are translated into United States dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  At December 31, 2015, the cumulative translation adjustment of $88,588 was classified as an item of other comprehensive loss in the shareholders’ equity section of the consolidated balance sheet.  For the year ended December 31, 2015, accumulated other comprehensive loss was $10,268.

The exchange rates used to translate amounts in CNY and SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.15332:CNY1 and US$0.70249:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.15818:CNY1 and US$0.72128:SGD1

Revenue Recognition

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALCO, INC.

FINANCIAL STATEMENTS

AT DECEMBER 31, 2015

INDEX

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND 2014

19

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014  21

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

22

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

ALCO, Inc.

Hong Kong

We have audited the accompanying consolidated balance sheets of ALCO, Inc. and its subsidiaries (collectively, the “Company”)  as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 30, 2016

ALCO, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND 2014

ASSETS	December 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$2,994,776	$4,048,846
Short-term investment	98,931	105,723
Commissions receivable, net	451,252	322,589
Enrollment fee receivable	3,231	8,652
Fiduciary asset	1,389,854	2,015,759
Loan receivable	1,412,000	1,912,000
Total Current Assets	6,350,044	8,413,569

Property, plant and equipment, net	4,075,442	4,035,084
Goodwill	69,071	73,997
Intangible asset	-	8,585

Other Non-current Assets:
Deposits and prepayment	274,818	223,471
Marketable securities	337,847	381,204
Other receivable	94,023	123,580
Total Other Non-current Assets	706,688	728,255

Total Assets	$11,201,245	$13,259,490

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$1,370,074	$2,376,271
Claim payable	33,577	73,940
Other payable	225,826	214,504
Accrued expenses	146,079	170,200
Tax payable	28,461	10,429
Due to directors	1,687	811
Long-term loans, current	18,932	7,757
Total Current Liabilities	$1,824,636	$2,853,912
Non-current Liabilities
Long-term loans, non-current	$49,858	$17,559
Total Non-current Liabilities	$49,858	$17,559

Total Liabilities	$1,874,494	$2,871,471
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. Shareholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,361,500 shares issued and outstanding at December 31, 2015 and 10,336,000 shares issued and outstanding at December 31, 2014	10,362	10,336
Additional paid-in capital	354,972	350,183
Accumulated other comprehensive income (loss)	(70,519)	71,593
Retained earnings	8,724,632	9,644,190
Total ALCO, Inc. Shareholders' Equity	9,019,447	10,076,302

Non-controlling interest	307,304	311,717
Total Equity	9,326,751	10,388,019

Total Liabilities and Equity	$11,201,245	$13,259,490

See Notes to Consolidated Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year ended December 31,
Revenues	2015	2014
Commission income	$5,270,912	$5,280,627
Consulting income	107,153	29,000
Website advertising	-	667
Enrollment fee income	9,052	27,684
Total Revenues	5,387,117	5,337,978

Operating Expenses
Salaries	$3,985,246	$3,630,683
Travel expenses	385,993	421,796
Rents	745,385	702,308
Bad debt expense (recovery)	53,883	(4,686)
Depreciation and amortization	183,002	161,464
Other general and administrative	900,632	959,538
Impairment of goodwill	-	222,759
Total Operating Expenses	6,254,141	6,093,862

Loss from Operations	$(867,024)	$(755,884)

Other Income (Expense)
Interest income	$3,309	$19,932
Investment income	20,377	18,982
Interest expense	(2,444)	(1,292)
Other income	141,197	(14,662)
Gain on disposal of fixed assets	-	5,155
Total Other Income	162,439	28,115

Loss Before Provision for Income Taxes	(704,585)	(727,769)
Provision for income taxes	74,418	87,836
Net Loss	(779,003)	(815,605)
Less: Net income attributable to non-controlling interest	(140,555)	(134,168)
Net Loss Attributable to ALCO, Inc.	$(919,558)	$(949,773)

Comprehensive Income (Loss):
Net loss	(779,003)	(815,605)
Other Comprehensive Income (Loss)
Marketable securities	(63,829)	(51,178)
Foreign currency translation adjustments	(92,482)	(54,832)
Comprehensive Loss	$(935,314)	$(921,615)
Less: Comprehensive income attributable to non-controlling interest	(126,356)	(125,742)
Comprehensive Loss Attributable to ALCO. Inc.	(1,061,670)	(1,047,357)

Basic and Fully Diluted Loss per Share
Net loss attributable to ALCO, Inc. common shareholders	$(0.09)	$(0.09)

Weighted Average Shares Outstanding	10,342,358	10,336,000

See Notes to Consolidated Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

				ALCO, Inc. Shareholders
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Common Stock
	Shares	Par Value
Balance, January 1, 2014	10,336,000	10,336	342,758	169,177	10,593,963	$11,116,234	$329,052	$11,445,286

Restricted Shares Issued
Stock issued
Stock forfeited						-		-
Stock-based compensation			7,425			7,425		7,425
Unrealized gain on market security				(51,178)		(51,178)		(51,178)
Foreign currency translation adjustments				(46,406)		(46,406)	(8,426)	(54,832)
Net income (loss)					(949,773)	(949,773)	134,168	(815,605)
Dividend paid							(143,077)	(143,077)
Balance, December 31, 2014	10,336,000	10,336	350,183	71,593	9,644,190	10,076,302	311,717	10,388,019

Restricted Shares Issued
Stock issued	25,500	26	(26)
Stock forfeited
Stock based compensation			4,815			4,815		4,815
Unrealized gain on market security				(63,829)		(63,829)		(63,829)
Foreign currency translation adjustments				(78,283)		(78,283)	(14,199)	(92,482)
Net income (loss)					(919,558)	(919,558)	140,555	(779,003)
Dividend paid							(130,769)	(130,769)
Balance, December 31, 2015	10,361,500	10,362	354,972	(70,519)	8,724,632	9,019,447	307,304	9,326,751
See Notes to Consolidated Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year ended December 31,
	2015	2014
Operating Activities
Net loss	$(779,003)	$(815,605)
Adjustments to reconcile net loss to net cash:
Bad debt expense (recovery)	53,883	(4,686)
Depreciation expense	174,774	149,543
Amortization expense	8,228	11,921
Stock-based compensation	4,815	7,425
Gain on disposal of fixed assets	-	(5,155)
Deferred income taxes	-	13,948
Stock dividend received	(20,377)	(18,982)
Impairment of goodwill	-	222,759
Changes in operating assets and liabilities:
(Increase) in commission receivable	(108,822)	(59,646)
(Increase)/Decrease in enrolment fee receivable	5,420	(59)
(Increase)/Decrease in deposit and prepayment	(54,905)	319,039
(Increase)/Decrease in fiduciary asset	597,243	(92,390)
Decrease in other receivable	29,457	111,060
Decrease in tax receivable	19,600	99,254
Increase/(Decrease) in accounts payable	(1,085,054)	166,531
(Decrease) in claims payable	(40,363)	(17,456)
Increase in other payable	16,137	56,342
Increase/(Decrease) in accrued expenses	(22,137)	5,010
(Decrease) in deferred revenue	-	(667)
Net cash provided by (used in) operating activities	(1,201,104)	148,186

Investing Activities
Prepayment for fixed asset acquisition	-	(303,548)
Short-term investment	(252)	(288)
Loan made to third parties	-	(1,580,000)
Loan repayment from third parties	500,000	2,680,000
Cash paid for purchase of fixed assets	(220,488)	(1,916,672)
Proceeds from disposal of fixed assets	-	16,388
Net cash provided by (used in) investing activities	279,260	(1,104,120)

Financing Activities
Dividend paid to minority shareholders	(130,769)	(143,077)
Repayment of obligations under long-term loans	(13,940)	(6,720)
Borrowings on related party debt	255,233	21,413
Principal payments on related party debt	(254,358)	(21,589)
Net cash used in financing activities	(143,834)	(149,973)

Decrease in cash and cash equivalents	(1,065,678)	(1,105,907)
Effect of exchange rate changes on cash and cash equivalents	11,608	(29,117)
Cash and cash equivalents at beginning of the year	4,048,846	5,183,870
Cash and cash equivalents at end of the year	$2,994,776	$4,048,846

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,444	$1,292
Income taxes paid	$56,386	$10,746

Non-Cash Transactions
Dividend received	$20,475	19,056
Acquisition of assets by long-term loans	$58,784	$32,036
Change in fair value for available-for-sales securities	$(63,829)	$(51,178)

See Notes to Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries and other entity which require consolidation.  Inter-company transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate. The portion of the income or loss applicable to non-controlling interests in subsidiary undertakings is reflected in the consolidated statements of operations.

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

As of December 31, 2015 and 2014, the carrying amount and classification of the assets and liabilities in the Company’s consolidated balance sheets that relate to SHB, the Company’s VIE is as follows:

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$404,012	$554,147
Commissions receivable, net	20,435	21,406
Fiduciary asset	305	207
Total Current Assets of VIE	424,752	575,760

Property, plant and equipment, net	18,891	22,818

Other Non-current Assets:
Deposits and prepayment	10,176	-
Other receivable	13	30
Total Other Aon-assets of VIE	10,189	30

Total Assets of VIE	$453,832	$598,608

LIABILITIES
Current Liabilities:
Other payable	$46,313	$49,063
Accrued expenses	767	803
Tax payable	933	426
Total Current Liabilities of VIE	$48,013	$50,292

Total Liabilities of VIE	$48,013	$50,292

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

Significant Estimates

Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term.  Significant estimates include valuation of marketable securities, allowance for doubtful accounts, fair value of share-based compensation, the useful lives and impairment of property, plant and equipment, and impairment of goodwill and intangible assets.

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

Short-term Investment

Short-term investment includes fixed deposit with maturity of one year with a financial institution.

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

Accounts Payable and Claims Payable

In its capacity as an insurance agent or broker, the Company collects premiums from customers and, after deducting its commissions, remits the premiums to the respective insurers; the Company also collects claims or refunds from insurers on behalf of customers.  Unremitted insurance premiums and claims are held in a fiduciary capacity.  The obligation to remit premiums is recorded as accounts payable and the obligation to remit claims and refunds is recorded as claims payable on the consolidated balance sheets.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, freemarket dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

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

Related Party Transactions

The Company rents a quarter in Hong Kong from a company owned by directors of the Company, and a quarter in Shanghai from a director of the Company.

From time to time, the Company has amounts due to directors which represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

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

The exchange rates used to translate amounts in CNY into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.15332:CNY1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.15818:CNY1

The functional currency of ALCO Insurance is the Singapore Dollar (“SGD”).  The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of year-end date:

 US$0.70249:SGD1

Amounts included in the statements of operations, statements of changes in shareholders’ equity and statements of cash flows for the year: US$0.72128:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive shares for the years ended December 31, 2015 and 2014.

Stock-based Compensation

The Company accounts for restricted stock awards and other equity based compensation issued to employees in accordance with ASC 718 “Stock Compensation”. ASC 718 requires companies to recognize an expense in the statement of operations at the grant date of stock awards and other equity based compensation issued to employees.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings and financial position.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”. The amendments in the ASU provide an additional requirement for a limited partnership or similar entity to qualify as a voting interest entity and also amend the criteria for consolidating such an entity. In addition, the new guidance amends the criteria for evaluating fees paid to a decision maker or service provider as a variable interest and amends the criteria for evaluating the effect of fee arrangements and related parties on a variable interest entity primary beneficiary determination. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2015, the FASB issued ASU 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts”. The amendments in ASU 2015-09 require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities and expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied rospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 – Cash

	December 31,	December 31,
Cash consist of the following:	2015	2014

Cash in hand	$33,447	$27,947
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	1,963,472	2,828,125
United Overseas Bank	344,723	564,775
Bank of China	253,907	72,079
Sun Hung Kei Financial	87	198
Bank of Shanghai	399,058	549,167
Industrial and Commercial Bank of China	82	137
Cash in bank – Fixed deposit	-	6,418
	$2,994,776	$4,048,846

The Company established a bank guarantee of HK$45,000 (approximately $5,770) for credit line with the China Construction Bank (Asia).  The interest rate and charges are subject to change from time to time.  The bank guarantee on the credit line is a pledge of a $6,418 fixed deposit which is included in Cash in bank – Fixed deposit as shown above.  On December 31, 2015, no bank guarantee was provided.

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

Note 4 – Commissions Receivable

	December 31,	December 31,
Commissions receivable consist of the following:	2015	2014

Commissions receivable	$630,268	$503,392
Less: allowance for doubtful accounts	(179,016)	(180,803)
	$451,252	$322,589

Note 5 – Fiduciary Assets

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $1,389,854 and $2,015,759 at December 31, 2015 and 2014 respectively.

Note 6 – Property, Plant and Equipment

	December 31,	December 31,
Property, Plant and Equipment consists of the following:	2015	2014

Furniture and fixtures	$264,249	$49,379
Office equipment	290,397	274,053
Leasehold improvements	99,481	92,609
Motor Vehicle	171,903	58,601
Land	2,235,640	2,235,640
Buildings	1,516,407	1,516,407
Construction in progress	-	141,972
	4,578,077	4,368,661
Less: Accumulated depreciation	(502,635)	(333,577)
	$4,075,442	$4,035,084

Depreciation expense for 2015 and 2014 was $174,774 and $149,543, respectively.  Gain on disposal of fixed assets for the years ended December 31, 2015 and 2014 was $0 and $5,155, respectively.

Note 7 – Fair Value of Investments and Investment Income

The Company’s investments measured at fair value on a recurring basis at December 31, 2015 and 2014 are as follows:

Assets	Fair value		Fair value Hierarchy
	December 31, 2015	December 31, 2014

Stocks	$337,847	$381,204	Level 1
Short-term investment	$98,931	$105,723	Level 1

Unrealized loss of $63,829 and $51,178 for the investment in marketable securities were recognized in the other comprehensive income for 2015 and 2014, respectively.  All these gains and loss are related to the marketable securities listed in the Hong Kong Stock Exchange.

	December 31,	December 31,
Investment Income	2015	2014

Dividend from marketable securities	$20,377	$18,982

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

On August 4, 2012, 2013, 2014 and 2015, ALC entered into loan extension agreements with JMISCL and JXISCL, respectively. Under the three extension agreements, the payable due date is extended to August 4, 2016.  All terms and conditions of the loan agreement remain unchanged.  During the year ended December 31, 2015, a principal amount of $500,000 was repaid and the balance of the loan is $1,412,000.

On March 4, 2014, ALC entered into a loan agreement with its client, Zhenghe Shipping S.A. (“ZSSA”). Under the loan agreement, ALC would make available to ZSSA an on demand loan facility in the principal amount of $500,000.  The loan bears interest at the rate of 5.25% per annum and is unsecured.  The loan term is 25 days and is payable in full at any time upon demand.  On March 25, 2014, the loan was fully repaid.

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

Note 9 – Goodwill

Changes to the carrying amount of goodwill during 2015 were as follows:

	Gross amount	Accumulated impairment losses	Net amount
Balance as at January 1, 2015	$73,997	$-	$73,997
Goodwill impairment charge	-	-	-
Translation adjustment	(4,926)	-	(4,926)
Balance as at December 31, 2015	$69,071	$-	$69,071

The goodwill balance represents the excess of the total excess of the total consideration transferred plus the fair value of non-controlling interest of KIM at the acquisition date over the fair values of the identifiable net assets acquired in connection with the acquisition of KIM.

The Company recorded a goodwill impairment charge of $222,759 during the year ended December 31, 2014 to write off the entire carrying value of goodwill recognized in connection with SHB acquisition. As the operation of SHB had been changed and its revenue significantly declined during the six months period ended June 30, 2014, the Company concluded that goodwill impairment indicators existed and an interim goodwill impairment assessment was required at June 30, 2014.  In the first step of the goodwill impairment test, the estimated fair value of SHB was determined utilizing discounted cash flow method.  The present value of the future estimated cash flows during a defined projection period and the present value of the terminal value which represents the fair value of all cash flows beyond the projection period were discounted.  The result of this test concluded that the carrying value of the Company exceeded its estimated fair value, and as such, the second step of the goodwill impairment test was performed.

In the second step of the impairment test, the impairment loss was measured by estimating the implied fair value of the Company’s goodwill and comparing it with its carrying value. Using the Company’s fair value determined in the first step of the goodwill impairment test as the acquisition price in a hypothetical acquisition of the Company, the implied fair value of goodwill was determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. Based on the results of the second step of the goodwill impairment test, it was concluded that the carrying value of goodwill was impaired as of June 30, 2014.  Consequently, the Company wrote off the entire carrying value of SHB’s goodwill, and reported this amount as a separate line item in the consolidated statements of operations.

Note 10 – Long-term Loans

On June 12, 2014, the Company’s subsidiary, ALC, entered into a loan agreement with Hitachi Credit (HK) Ltd in relation to the acquisition of a motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $32,036, bearing annual interest rate of 2.28% for 48 months, and the related depreciation expense is $6,407 and $4,271 during the year ended December 31, 2015 and 2014, respectively.

On June 22, 2015, the Company’s subsidiary, ALCO Insurance, entered into a loan agreement with DBS Bank Ltd in relation to the acquisition of a new motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $58,784, bearing annual interest rate of 2.28% for 60 months, and the related depreciation expense is $11,430 during 2015.

The principal of the loans due within one year is classified as current liability and included in “long-term loan, current” as of balance sheet date.

Note 11 – Due to Directors

	December 31,	December 31,
Due to directors consists of the following:	2015	2014

Andrew Liu Fu Kang	$1,125	$145
John Liu Shou Kang	562	666
	$1,687	$811

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

2015 restricted stock plan

On October 1, 2015, the board of directors approved and the Company granted an award of 25,500 shares of restricted stock to certain key employees of the Company.  The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan mentioned as above.  The aggregate value of this award was $20,655, as determined by multiplying the number of shares by the fair value of the Company’s stock on October 1, 2015, the date of grant.  The fair value is calculated based on the same approach mentioned above and the fair value of the Company’s stock on the date of grant is $0.81 per share. When determining the risk-free rate of this award, Hong Kong unsecured long term loan rate, 4.25%, in effect at the time of grant is used in the calculation.

During the years ended December 31, 2015 and 2014, the Company recognized $4,815 and $7,425 of stock-based compensation expense, respectively.

Note 13 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company.  The relevant rent expenses consist of following:

		December 31,	December 31,
		2015	2014
Location	Landlord

Shanghai Quarter	Andrew Liu Fu Kang	$30,769	$30,769
		$30,769	$30,769

Note 14 – Income Taxes

The Company's effective tax rate for 2015 and 2014 was -10.56% and -12.07%, respectively.  The provisions for income taxes for 2015 and 2014 are summarized as follows:

	2015	2014

Current tax	$74,418	$73,888
Deferred tax	-	13,948
	$74,418	$87,836

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	2015	2014

U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	-34.00%	-34.00%
Effect of expenses not deductible for tax purposes	-0.48%
Effect of income tax exemptions and reliefs	1.55%	-%
Effect of valuation allowance on deferred income tax assets	-28.78%	-26.17%
Effect of income tax difference under different tax jurisdictions	0.65%	-%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-10.56%	-12.07%

As of December 31, 2015, the significant components of the Company’s deferred tax asset and liability are as follows:

	2015	2014

Taxable loss carrying over	$301,957	$175,477
Deferred tax asset	$301,957	$175,477

Depreciation of property, plant and equipment	$15,286	$21,923
Deferred tax liability	$15,286	$21,923

Valuation allowance	(286,671)	(153,554)

Deferred tax asset (liability), net	$-	-

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

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes on January 1, 2007.  The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the standard “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of Accounting for Uncertainty in Income Taxes also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Note 15 – Operating Leases

Future minimum lease payments for operating leases for the succeeding years consists of following:

	2016	2017	Total

Carmel Hill HK (director quarter)	$65,385	$-	$65,385
Director quarter car park	1,154	-	1,154
New Hong Kong office at Wanchai	346,154	173,077	519,231
Hong Kong Wanchai office car park	2,846	-	2,846
Fuzhou office	28,763	-	28,763
Singapore office	57,955	57,955	115,910
Shanghai director quarter	30,769	-	30,769
Shanghai registered office	2,760	1,610	4,370
	$535,786	$232,642	$768,428

The Company has seven material operating lease commitments for its facilities.  The initial term of the lease arrangement for Director Quarter is two years beginning July 19, 2014 with a minimum lease commitment of $65,385.

For the Hong Kong Office in Wanchai, the initial term of the lease is three years and five months beginning January 30, 2012. This lease arrangement has a 50 days rent free period from January 30, 2012 to March 19, 2012.  The lease was ended in June 2015 and renewed for two years (from July 1, 2015 to June 30, 2017) with a minimum lease commitment of $519,231.

For the Fuzhou Office, the initial term of the lease is two years beginning August 16, 2014 with a minimum lease commitment of $28,763.

For the Singapore Office of ALCO Insurance, the initial term of the lease is two years beginning January 15, 2016 with a minimum lease commitment of $115,910.

For the Director quarter in Shanghai, the initial term of the lease is one year beginning January 1, 2016 with a minimum lease commitment of $30,769.

Note 16 – Non-controlling Interest

On March 13, 2015, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,550,000, or $326,923.  The Company has paid 40% of the dividends or $130,769 to the non-controlling shareholder.

Note 17 – Commitments and Contingencies

ALCO’s subsidiary, ALC, is subject to a legal proceeding that has not been resolved and that has arisen in the ordinary course of business.  On September 16, 2012, a ship-owner named Eastshine Limited filed a civil claim against five parties, including ALC, in the Qingdao Maritime Court (“QMC”) in China, claiming losses suffered of CNY 9.9 million (approximately $1.6 million) due to the allegedly wrongful arrest of a vessel named Tongli Yantai.  Although ALC had no direct relationship with the Plaintiff in the business for the vessel, ALC was the insurance broker of one of the parties named in the legal proceeding, and assisted in resolving the vessel arresting matter. As a result, the Plaintiff has included ALC as one of the defendants in the legal action.  In the opinion of management, there is a remote possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies.  In addition, because the claims asserted in the legal proceeding are covered by an insurance policy with a policy limit of HK$75 million (approximately $9.6 million) any one claim and in the aggregate, ALC’s liability to the claim above is limited to HK$150,000 (approximately $19,230) and this amount is fully reserved in 2012.  However, the outcome of this legal proceeding brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such as outcome to be remote, if the legal proceeding was resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

Note 18 – Subsequent Event

On February 17, 2016, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,370,000, or approximately $303,846. 40% of the dividends or $121,538 was paid to the noncontrolling shareholders in February 2016.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving ALCO are as follows:

Name	Age	Position	Director/Officer Since
Andrew Liu Fu Kang	54	President and Chairman of the Board	2005
John Liu Shou Kang	55	Director	2005
Colman Au Kwok Wai	50	Chief Financial Officer, Secretary	2008

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2015, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of ALCO’s officers and directors for all services rendered to ALCO and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2013, 2014 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Andrew Liu, CEO	2013	306,859	69,737	10,794 (1)	--	--	--	63,044 (2)	450,434
	2014	296,073	43,224	0 (1)	--	--	--	71,695 (3)	410,992
	2015	212,826	27,788	0 (1)	--	--	--	70,492 (4)	311,106
Colman Au, CFO	2013	141,369	11,923	2,944(1)	--	--	--	1,923 (5)	158,159
	2014	150,588	12,758	0 (1)	--	--	--	2,147 (5)	165,493
	2015	144,285	12,758	0 (1)	--	--	--	2,308 (5)	159,351

(1)

The figures reflect the shares of restricted stock of the Company granted under the 2010 Restricted Share Stock Compensation Plan.  The amounts represent the proportionate amount of the total fair value of restricted stock recognized by the Company as an expense in fiscal year 2010 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2013, 2014 and 2015 were determined in accordance with Statement of ASC No. 820 “Fair Value Measurements and Disclosures” (“ASC820”).

(2)

Includes expense reimbursement of $61,121 and Mandatory Provident Fund contributions of $1,923.

(3)

Includes expense reimbursement of $69,548 and Mandatory Provident Fund contributions of $2,147.

(4)

Includes expense reimbursement of $68,184 and Mandatory Provident Fund contributions of $2,308.

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2015.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Andrew Liu	240,614	--	--	--	--	70,492	311,106
John Liu	256,696	--	--	--	--	58,676 (1)	315,372

(1)

Includes expense reimbursement of $56,368 and Mandatory Provident Fund contributions of $2,308.

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

Name	No. of shares	Percent of Class
Andrew Liu, President and Chairman (1) Flat 3, 24/F., Blk A, Viking Garden 42 Hing Fat Street, Hong Kong	6,253,168 (2)	60.35%
John Liu, Director (1) House No. 12, Carmel Hill, Stanley, Hong Kong	2,603,435 (3)	25.13%
Colman Au, Chief Financial Officer, Secretary (1) 25th Floor, Fortis Bank Tower, No. 77-79 Gloucester Road, Wanchai, Hong Kong	13,500 (4)	0.13%
All Officers and Directors as a group (3 in number)	8,870,103	85.61%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fee billed by MaloneBailey, LLP for audit of the Company’s annual financial statements was $68,000 for the fiscal year ended December 31, 2015 and $68,000 for the fiscal year ended December 31, 2014.  The aggregate fees billed by MaloneBailey, LLP for the reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q during 2015 were $21,000.

(2) MaloneBailey, LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2015.

Tax Fees

(3) The aggregate fees billed by MIDDLETONRAINES + ZAPATA, LLP for tax compliance, tax advice and tax planning were $2,988 for the fiscal year ended December 31, 2014.  The aggregate fees for the fiscal year ended December 31, 2015 with $2,500 are accrued.

All Other Fees

(4) MaloneBailey, LLP did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2015.

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

3.1	Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2005).

.2	Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2005).

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

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	INS XBRL Instance Document.*

101	SCH XBRL Schema Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Documet.*

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO, INC.
(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andrew Liu, CEO and Chairman

Date: March 30, 2016

By: /s/ John Liu, Director

Date: March 30, 2016

By: /s/ Colman Au, Chief Financial Officer

Date: March 30, 2016