Form 10-Q
period 2016-03-31
ALCO, INC.
filed 2016-05-16
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2016, there were 10,361,500 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of ALCO, Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2015.

ALCO, INC

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2016	December 31, 2015
Current Assets:	(Unaudited)
Cash and cash equivalents	$2,436,167	$2,994,776
Short-term investment	103,613	98,931
Commissions receivable, net	415,264	451,252
Enrollment fee receivable	7,025	3,231
Fiduciary asset	3,844,103	1,389,854
Loan receivable	832,000	1,412,000
Total Current Assets	7,638,172	6,350,044

Property, plant and equipment, net	4,061,322	4,075,442
Goodwill	72,340	69,071

Other Non-current Assets:
Deposits and prepayment	248,430	274,818
Marketable securities	264,165	337,847
Other receivable	136,774	94,023
Total Other Non-current Assets	649,369	706,688

Total Assets	$12,421,203	$11,201,245
LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$3,039,080	$1,370,074
Claim payable	116,385	33,577
Other payable	251,164	225,826
Accrued expenses	48,881	146,079
Tax payable	33,223	28,461
Due to directors	1,661	1,687
Long-term loans, current	19,685	18,932
Total Current Liabilities	$3,510,079	$1,824,636
Non-current Liabilities
Long-term loans, non-current	$46,762	$49,858
Total Non-current Liabilities	$46,762	$49,858

Total Liabilities	$3,556,841	$1,874,494
COMMITMENTS AND CONTINGENCIES
EQUITY
ALCO, Inc. Shareholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized;
no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized;
10,361,500 shares issued and outstanding at March 31, 2016 and December 31, 2015	10,362	10,362
Additional paid-in capital	356,693	354,972
Accumulated other comprehensive income (loss)	(99,206)	(70,519)
Retained earnings	8,391,318	8,724,632
Total ALCO, Inc. Shareholders' Equity	8,659,167	9,019,447

Non-controlling interest	205,195	307,304
Total Equity	8,864,362	9,326,751

Total Liabilities and Equity	$12,421,203	$11,201,245

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Commission income	$1,077,401	$1,231,273
Consulting income	13,099	8,378
Enrollment fee income	9,057	2,209
Total Revenues	1,099,557	1,241,860

Operating Expenses
Salaries	928,332	926,796
Travel expenses	84,685	79,673
Rents	192,112	171,570
Bad debt expenses (recovery)	(11,248)	13,621
Depreciation and amortization	53,448	40,909
Other general and administrative	189,051	196,322
Total Operating Expenses	1,436,380	1,428,891

Loss from Operations	(336,823)	(187,031)

Other Income (Expense)
Interest income	1,412	778
Investment income	8,842	7,985
Interest expense	(742)	(287)
Other income	11,790	28,683
Total Other Income	21,302	37,159

Loss Before Provision for Income Taxes	(315,521)	(149,872)
Provision for Income Taxes	8,153	9,807
Net Loss	(323,674)	(159,679)
Less: Net income attributable to the non-controlling interest	(9,640)	(14,463)
Net Loss Attributable to ALCO, Inc.	$(333,314)	$(174,142)

Comprehensive Income (Loss):
Net loss	(323,674)	(159,679)
Other Comprehensive Income (Loss)
Marketable securities	(73,684)	(37,859)
Foreign currency translation adjustments	54,786	(45,544)
Comprehensive Loss	$(342,572)	$(243,082)
Less: comprehensive income attributable to non-controlling interest	(19,429)	(6,378)
Comprehensive Loss Attributable to ALCO. Inc.	(362,001)	(249,460)

Basic and Fully Diluted Earnings per Share
Net loss attributable to ALCO, Inc
common shareholders	$(0.03)	$(0.02)

Weighted Average Shares Outstanding	10,361,500	10,336,000

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

				ALCO, Inc Shareholders
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance, December 31, 2015	10,361,500	$10,362	$354,972	$(70,519)	$8,724,632	$9,019,447	$307,304	$9,326,751

Stock-based compensation	-	-	1,721			1,721		1,721
Unrealized loss on marketable securities	-	-		(73,684)		(73,684)		(73,684)
Foreign currency translation adjustments	-	-		44,997		44,997	9,789	54,786
Net income (loss)	-	-			(333,314)	(333,314)	9,640	(323,674)
Dividends paid	-	-					(121,538)	(121,538)

Balance, March 31, 2016 (Unaudited)	10,361,500	$10,362	$356,693	$(99,206)	$8,391,318	$8,659,167	$205,195	$8,864,362

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2016	2015
Operating Activities
Net loss	$(323,674)	$(159,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(11,248)	13,621
Depreciation expense	53,448	38,133
Amortization expense	-	2,776
Stock-based compensation	1,721	1,856
Stock dividend received	(8,842)	(7,985)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	29,881	(66,752)
(Increase)/Decrease in enrolment fee receivable	(3,793)	8,269
Decrease in deposit and prepayment	28,282	1,280
Increase in fiduciary asset	(2,429,829)	(410,803)
(Increase)/Decrease in other receivable	(33,908)	1,481
Decrease in tax receivable	3,399	12,155
Increase in accounts payable	1,688,026	131,899
Increase/(Decrease) in claims payable	82,807	(4,715)
Increase/(Decrease) in other payable	24,133	(20,683)
Decrease in accrued expenses	(97,831)	(104,047)
Net cash used in operating activities	(997,428)	(563,194)

Investing Activities
Loan repayment from third parties	580,000	-
Cash paid for purchase of fixed assets	(33,055)	(20,117)
Net cash provided by (used) in investing activities	546,945	(20,117)

Financing Activities
Dividend paid to minority shareholders	(121,538)	(130,769)
Repayment of obligations under long-term loans	(4,688)	(1,898)
Borrowings on related party debt	2,950	5,854
Principal payments on related party debt	(2,976)	(4,900)
Net cash used in financing activities	(126,252)	(131,713)

Net decrease in cash and cash equivalents	(576,735)	(715,024)
Effect of exchange rate changes on cash and cash equivalents	18,126	(24,011)
Cash and cash equivalent at beginning of period	2,994,776	4,048,846
Cash and cash equivalent at end of period	$2,436,167	$3,309,811

Supplemental Disclosures of Cash Flow Information:
Interest paid	$742	$287
Income taxes paid	$-	$1,727
Change in fair value for available-for-sales securities	$(73,684)	$(37,859)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO’s Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

Note 2 – Significant Accounting Policies

For significant accounting policies, see notes to the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

The Hong Kong Monetary Authority (“HKMA”), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983.  The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8.  In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during the three-month period of 2016 and the year of 2015.  Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar.  Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

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

The exchange rates used to translate amounts in CNY into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.154000:CNY1

Amounts included in the statements of operations and comprehensive loss, statement of changes in equity and statements of cash flows for the period: US$0.15295:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited (“ALCO Insurance”) is the Singapore Dollar (“SGD”). The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into US dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.73574:SGD1

Amounts included in the statements of operations and comprehensive loss, statements of changes in equity and statements of cash flows for the period: US$0.71447:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive shares for the three-month period ended March 31, 2016 and 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transactions are simplified in the amendments, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify the accounting for private companies: 1. Private companies can now apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics. 2. Private companies can now make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this ASU add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in this ASU, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 – Cash

	March 31,	December 31,
Cash consist of the following:	2016	2015

Cash in hand	$42,433	$33,447
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	1,380,525	1,963,472
United Overseas Bank	410,831	344,723
Bank of China	227,645	253,907
Sun Hung Kei Financial	87	87
Bank of Shanghai	374,564	399,058
Industrial and Commercial Bank of China	82	82
	$2,436,167	$2,994,776

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

Note 4 – Commissions Receivable

	March 31,	December 31,
Commissions receivable consist of the following:	2016	2015

Commissions receivable	$545,651	$630,268
Less: allowances for doubtful accounts	(130,387)	(179,016)
	$415,264	$451,252

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer.  At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets.  Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary.  The fiduciary asset had a balance of $3,844,103 and $1,389,854 at March 31, 2016 and December 31, 2015, respectively.

Note 6 – Fair Value of Investments and Investment Income

The following are the Company’s investments owned and securities sold by level within the fair value hierarchy at March 31, 2016 and December 31, 2015:

Assets	Fair value		Fair value Hierarchy
	March 31, 2016	December 31, 2015

Marketable securities	$264,165	$337,847	Level 1
Short-term investment	$103,613	$98,931	Level 1

The Company’s short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized loss of $73,684 and $37,859 for marketable securities was recognized in the other comprehensive income for the three months ended March 31, 2016 and 2015, respectively.  All these losses are related to marketable securities listed in the Hong Kong Stock Exchange.

Income from marketable securities consists of the following:

	Three Months Ended March 31,
	2016	2015

Dividend from marketable securities	$8,842	$7,985

Note 7 – Due to Directors

	March 31,	December 31,
Due to directors consists of the following:	2016	2015

Andrew Liu Fu Kang	$1,125	$1,125
John Liu Shou Kang	536	562
	$1,661	$1,687

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the three months ended March 31, 2016 and 2015, the Company recognized $1,721 and $1,856 of stock-based compensation expense, respectively.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company. The relevant rent expenses consist of following:

		Three Months Ended March 31,
Location	Landlord	2016	2015

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$7,692	$7,692
		$7,692	$7,692

Note 10 – Income Taxes

The Company's effective tax rate for the three months ended March 31, 2016 and 2015 was -2.58% and -6.54%, respectively.  The provisions for income taxes for the periods ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
Hong Kong only:	2016	2015

Current	$8,153	$9,807
Deferred	-	-
	$8,153	$9,807

A reconciliation between the income tax computed at the US statutory rate and the Company’s provision for income tax is as follows:

	Three Months Ended March 31,
	2016	2015

U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	-34.00%	-34.00%
Effect of income tax exemptions and reliefs	0.47%	-%
Effect of valuation allowance on deferred income tax assets	-21.16%	-23.04%
Effect of income tax difference under different tax jurisdictions	1.61%	-%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-2.58%	-6.54%

Note 11 – Loans Receivable

On August 4, 2011, the Company’s subsidiary, ALC, entered into a loan agreement with its clients, Jian Mao International Shipping Co Ltd (“JMISCL”) and Jian Xing Intl Shipping Co Ltd (“JXISCL”).  Under the loan agreement, ALC will make available to JMISCL and JXISCL an on demand loan facility in the principal amount of up to $3,000,000.  The loan is interest free and secured by the claim proceeds under a claim filed by JMISCL and JXISCL under the terms an existing Hull & Ma chinery insurance policy insuring a vessel owned and managed by JMISCL and JXISCL respectively. The loan is payable upon demand at any time following settlement of the claim if the claim proceeds are not adequate to cover the loan in full, and in any event is due and payable in full on or before August 4, 2012.  As of August 4, 2012, the balance of the loan is $1,912,000.

On August 4 of each year from 2012 through 2015, ALC entered into a loan extension agreement with JMISCL and JXISCL.  Under the terms of four extension agreements, the payable due date is extended to August 4, 2016.  All terms and conditions of the loan agreement and the balance of the loan remain unchanged.  During the year ended December 31, 2015, a principal amount of $500,000 was repaid and the balance of the loan is $1,412,000 as of December 31, 2015.  During the three months period ended March 31, 2016, a principal amount of $580,000 was repaid and the balance of the loan is $832,000 as of March 31, 2016.

Note 12 – Long-term Loans

On June 12, 2014, the Company’s subsidiary, ALC, entered into a loan agreement with Hitachi Credit (HK) Ltd in relation to the acquisition of a motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $32,036, bearing annual interest rate of 2.28% for 48 months.

On June 22, 2015, the Company’s subsidiary, ALCO Insurance, entered into a loan agreement with DBS Bank Ltd in relation to the acquisition of a new motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $58,784, bearing annual interest rate of 2.28% for 60 months.

The principal of the loans due within one year is classified as current liability and included in “long-term loan, current” as of balance sheet date.

Note 13 –Noncontrolling Interest

On February 17, 2016, the Company’s subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,370,000, or $303,846.  The Company has paid 40% of the dividends or $121,538 to the noncontrolling shareholders.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2015

Revenue

Revenue for the three months ending March 31, 2016 was $1,099,557, as compared to $1,241,860 for the same period of 2015.

The decrease of $142,303 or approximately 11% was mainly due to decreases of commission income which was partially offset by an increase of consulting income and enrollment fee income.

Commission income, which is based on a percentage of the premiums paid by the insured, and decreased by $153,872 or 12% when compared to the same period in last year.  The decrease was mainly contributed by ALC and CAC.  The factors which resulted in the decrease of commission income attributable to ALC and CAC were 14% decrease in the number of clients which partially offset by 3% increase in the average commission earned per client.  Because the shipping market is still poor, some clients sold their vessels as scrap during the period.  Such sales result in lowered demand for insurance.  Although the Company’s number of clients decrease, number of vessels we served decrease 4% only, it is because of our marketing activities and acquisition of new clients.  Average commission earned per client increased during the period because of increases in the commission percentage.  During the period of 2016, total commission income contributed by ALC, CAC, SHB and KIM was 88%, 5%, 1% and 6% respectively.

Consulting income for the three months period ended March 31, 2016 was $13,099 as compared to $8,378 for the comparable period of 2015.  The increase of $4,721 or approximately 56% was because a new consulting service was provided which boosted the consulting income increased.  Enrollment fee for the three months period ended March 31, 2016 were $9,057 as compared to $2,209 for the same period of 2015.  The increase was mainly due to the increase of enrollment during the period.

Operating expenses

Operating expenses for the three months ending March 31, 2016 were $1,436,380, as compared to $1,428,891 for the same period of 2015.  The increase of $7,489 or approximately 1% was mainly due to increases in salary, travel, rents, and depreciation & amortization, which were partially offset by decreases in bad debt expense and other general & administrative expenses.

The reasons for the increases and decreases in the major items of operating expense in 2016, as compared to the same period of 2015, are as follows:

•

Salaries – increased $1,536 or 0.2% for the three months ended March 31, 2016 as compared to the same period of 2015.  The increase is mainly due to pay rate increases which partially offset by decrease of headcounts.

•

Travel Expenses – increased $5,012 or 6% for the three months ended March 31, 2016 as compared to the same period of last year.  The increase was because of more marketing activities during the period.

•

Rent – increased $20,542 or 12% for the three months ended March 31, 2016 as compared to the same period of last year.  The increase was mainly due to the rental rates increased.

•

Bad debt expenses – decreased by $24,869 or 183% for the three months ended March 31, 2016 as compared to the same period of last year.  The decrease was mainly due to the provision of doubtful debts decreased during the period.

•

Depreciation and amortization – increased $12,539 or 31% for the three months ended March 31, 2016 as compared to the same period of last year.  The increase was mainly due to the increase of depreciation which partially offset by decrease of amortization for acquired customer base.  During the three months ended March 31, 2016, depreciation for fixed assets was $53,448, an increase of $15,315, or 40%, from $38,133 in the comparable period of 2015.  Because the certain assets for the real property located in United Kingdom purchased in October 2015, depreciation of such assets started to charge at that time.  Regarding the amortization charged for intangible asset, it was $0 for the three months ended March 31, 2016, a decrease of $2,776 or 100% as compared to the same period of 2015 because the acquired customer base which was being amortized, had been fully amortized during 2015.

•

Other general & administrative expenses – decreased $7,271 or 4% the three months ended March 31, 2016 as compared to the same period of last year.  The decrease was due to the decrease of exchange loss which partially offset by an increase of general & administrative expenses.

Net loss before tax and noncontrolling interest

Net loss before tax and noncontrolling interest for the three months ending March 31, 2016 was $315,521 compared to $149,872 for the three months period ended March 31, 2015.  The increase in the pre-tax loss of $165,649, or approximately 111%, was mainly because the 11% decrease in revenue during the period and 1% increase in operating expenses and 43% decrease in other income.  Causes for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense increase will be discussed in the section of Operating expenses below.

Other income decreased to $21,302 for the three months ending March 31, 2016 from $37,159 for the same period of 2015. The decrease of $15,857 was mainly due to the decrease in other revenue which was partially offset by increases of interest income and investment expenses.  Interest income increased by 81% to $1,412 during the period.  The increase is due to the deposit interest rate and exchange rate of Singapore increased during the period.  Investment income increased by 11% to $8,842 for the three months ending March 31, 2016 as compared to $7,985 in the comparable period of 2015.  It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other revenue for the three months period ended March 31, 2016 was $11,790 compared to $28,683 for the comparable period of 2015.  The decrease of $16,893 or approximately 59% mainly due to the certain incomes in 2015 was not received in 2016.  Such incomes include receipt of allowance from government in relation to the Company joined an employment programme organized by the government, and a receipt of cash refund from the provident fund scheme.

Net income and loss

The Company incurred a net loss of $323,674 during the three months period ended March 31, 2016. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the “PLAN OF OPERATIONS” section above.  In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the three months ended March 31, 2016, cash used in operating activities totaled $997,428.  This was primarily due to the net loss during the period plus a decrease in commission receivable, deposits and prepayments, tax receivable, and accrued expenses, which was partially offset by an increase in enrolment fee receivable, fiduciary asset, other receivable, accounts payable, claims payable, and other payable.

Net loss after adjustments of non-cash activities for the three months ending March 31, 2016 increased by $177,317, or 159% as compared to the same period of 2015. The changes in operating assets and liabilities for the three months ending March 31, 2016 decreased $256,917 or 57% as compared to the same period of 2015.  As a result, net cash used in operating activities for the three months ended March 31, 2016 increased by $434,234 or approximately 77% as compared to the same period of last year.

For the three months ended March 31, 2016, cash provided by investing activities amounted to $546,945 as compared to cash used in investing activities with $20,117 for the same period of last year.  For the first quarter of 2016, loan repaid from third party was $580,000 which was partially offset by the purchase of fixed assets totaled $33,055.  For the first quarter of 2015, the fund was used for the purchase of fixed assets totaled $20,117.

For the three months ended March 31, 2016 and 2015, cash used in finance activities totaled $126,252 and $131,713 respectively.  For 2016, the funds were mainly used for the dividend payment to minority shareholders, repayment of obligations under capital lease and principal payments on related party debt, which was partially offset by the borrowings on related party debt.  For 2015, the funds were mainly used for the dividend payment to minority shareholders, repayment of obligations under capital lease and principal payments on related party debt, which was partially offset by the borrowings on related party debt.

Assets and liabilities

For the three months ended March 31, 2016, the Group’s balance sheet reflects total assets of $12,421,203 and total liabilities of $3,556,841.  Total assets increased $1,219,958, or approximately 11%, and total liabilities increased $1,682,347, or approximately 90%, when compared to the year ended December 31, 2015.  The increase of total assets was mainly due to an increase of short-term investment, enrolment fee receivable, fiduciary asset, goodwill and other receivable, which was partially offset by a decrease of cash and cash equivalents, commission receivable, loan receivable, property, plant and equipment, deposit and prepayment, and marketable securities.  In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, other payable, tax payable which was partially offset by a decrease of accrued expenses, due to directors, and long-term loans.

As at March 31, 2016, commission receivable was $415,264 as compared to $451,252 as at December 31, 2015, while trade accounts payable was $3,039,080 as compared to December 31, 2015 balance of $1,370,074.  Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end.  In addition, because of our effort of credit control, commission receivable as at March 31, 2016 decreased by $35,988 or 8% as compared to December 31, 2015 balance.  In addition, because certain advances on behalf of customers were paid, other receivable increased by $42,751 or 45% as compared to the year end of 2015.  Furthermore, because certain fund received on behalf of customers had not been paid during the period, the other payable increased $25,338 or 11% as compared to the year end of 2015.  On the other hand, certain claim proceeds received on behalf of customers had not been paid, the claim payable increased by $82,808 or 247% as compared to the year end of 2015.

As at March 31, 2016, loan receivable was $832,000, which decreased by $580,000, or 41% as compared to last year.  The decrease was due to receipt of payment of the loan by the client.  Accrued expenses of $48,881 as at March 31, 2016, reduced by $97,198 or approximately 67% from $146,079 as at December 31, 2015.  The reduction was mainly due to the payment of accrued expenses which were provided for the year of 2015.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose.  As of March 31, 2016, the market value of the equity securities was $264,165, which represents a decrease of $73,682 or approximately 22% as compared to the market value of $337,847 for the last year.  The decrease was due to the change of fair values between March 31, 2016 and December 31, 2015.

As at March 31, 2016, property, plant and equipment were $4,061,322 as compared to $4,075,442 as at December 31, 2015. The decrease of $14,120 or approximately 0.3% was mainly due to the depreciation.  Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year.  As of March 31, 2016, the carrying value of customer lists was fully amortized to $0 and the carrying value of goodwill was $72,340.

The Company has bank and cash equivalents of approximately $2,436,167 as at March 31, 2016.  The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months.  As of March 31, 2016, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The company has lease commitments of $654,718.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

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

As of the end of the period covered by this report, the Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC.

(Registrant)

By: /s/ Andrew Liu, CEO and Chairman

Date:  May 16, 2016

By: /s/ John Liu, Director

Date:  May 16, 2016

By: /s/ Colman Au, Chief Financial Officer

Date:  May 16, 2016