Form 10-Q
period 2016-06-30
ALCO, INC.
filed 2016-08-15
CIK 734543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-51105

ALCO, INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3644700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25th Floor, Fortis Bank Tower No. 77-79 Gloucester Road Wanchai, Hong Kong
(Address of principal executive offices)

852-2521-0373
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 2016, there were 10,375,000 shares of the registrant's common stock, $0.001 par value, outstanding

PART I - FINANCIAL INFORMATION

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

ALCO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,436,833	$2,994,776
Short-term investment	104,033	98,931
Commissions receivable, net	513,987	451,252
Enrollment fee receivable	1,132	3,231
Fiduciary asset	3,069,416	1,389,854
Loan receivable	232,010	1,412,000
Total Current Assets	7,357,411	6,350,044

Property, plant and equipment, net	4,080,594	4,075,442
Goodwill	72,633	69,071

Other Non-current Assets:
Deposits and prepayment	249,675	274,818
Marketable securities	266,896	337,847
Other receivable	48,073	94,023
Total Other Non-current Assets	564,644	706,688

Total Assets	$12,075,282	$11,201,245

LIABILITIES AND EQUITY
Current Liabilities:
Trade accounts payable	$2,979,532	$1,370,074
Claim payable	114,114	33,577
Other payable	242,112	225,826
Accrued expenses	21,328	146,079
Tax payable	46,505	28,461
Due to directors	1,081	1,687
Long-term loans, current	19,978	18,932
Total Current Liabilities	$3,424,650	$1,824,636
Non-current Liabilities
Long-term loans, non-current	$41,791	$49,858
Total Non-current Liabilities	$41,791	$49,858

Total Liabilities	$3,466,441	$1,874,494

COMMITMENTS AND CONTINGENCIES

EQUITY
ALCO, Inc. Shareholders' Equity:
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding	$-	$-
Common stock, par value $0.001, 50,000,000 shares authorized; 10,361,500 shares issued and outstanding at June 30, 2016 and December 31, 2015	10,362	10,362
Additional paid-in capital	358,415	354,972
Accumulated other comprehensive loss	(101,926)	(70,519)
Retained earnings	8,099,271	8,724,632
Total ALCO, Inc. Shareholders' Equity	8,366,122	9,019,447
Non-controlling interest	242,719	307,304
Total Equity	8,608,841	9,326,751

Total Liabilities and Equity	$12,075,282	$11,201,245

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Commission income	$1,111,502	$1,211,025	$2,188,903	$2,442,298
Consulting income	10,683	6,006	23,782	14,384
Enrollment fee income	(4,409)	274	4,648	2,483
Total Revenues	1,117,776	1,217,305	2,217,333	2,459,165

Operating Expenses
Salaries	786,475	860,980	1,714,807	1,787,776
Travel expenses	96,505	98,313	181,190	177,986
Rents	191,904	187,438	384,016	359,008
Bad debt expenses (recovery)	10,002	(18,237)	(1,246)	(4,616)
Depreciation and amortization	49,726	43,453	103,174	84,362
Other general and administrative	259,690	257,944	448,741	454,266
Total Operating Expenses	1,394,302	1,429,891	2,830,682	2,858,782

Loss from Operations	(276,526)	(212,586)	(613,349)	(399,617)

Other Income (Expense)
Interest income	599	945	1,203	1,723
Investment income	4,368	4,086	13,210	12,071
Interest expense	(697)	(484)	(1,439)	(771)
Other income	33,390	67,202	45,988	95,885
Total Other Income	37,660	71,749	58,962	108,908

Loss Before Provision for Income Taxes	(238,866)	(140,837)	(554,387)	(290,709)
Provision for Income Taxes	16,993	21,660	25,146	31,467
Net Loss	(255,859)	(162,497)	(579,533)	(322,176)
Less: Net income attributable to the non-controlling interest	(36,188)	(42,209)	(45,828)	(56,672)
Net Loss Attributable to ALCO, Inc.	$(292,047)	$(204,706)	$(625,361)	$(378,848)

Comprehensive Income (Loss):
Net loss	(255,859)	(162,497)	(579,533)	(322,176)
Other Comprehensive Income (Loss)
Marketable securities	(6,153)	18,496	(79,837)	(19,363)
Foreign currency translation adjustments	4,769	22,572	59,555	(22,972)
Comprehensive Loss	$(257,243)	$(121,429)	$(599,815)	$(364,511)
Less: comprehensive income attributable to non-controlling interest	(37,524)	(46,302)	(56,953)	(52,680)
Comprehensive Loss Attributable to ALCO. Inc.	(294,767)	(167,731)	(656,768)	(417,191)

Basic and Fully Diluted Earnings per Share
Net loss attributable to ALCO, Inc. common shareholders	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted Average Shares Outstanding	10,361,500	10,336,000	10,361,500	10,336,000

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	ALCO, Inc. Shareholders
	Common Stock		Additional Paid-	Accumulated Other Comprehensive Income	Retained	Total Shareholders'	Non- controlling	Total
	Shares	Par Value	in Capital	(Loss)	Earnings	Equity	Interest	Equity

Balance, December 31, 2015	10,361,500	$10,362	$354,972	$(70,519)	$8,724,632	$9,019,447	$307,304	$9,326,751

Stock-based compensation	-	-	3,443			3,443		3,443
Unrealized loss on marketable securities	-	-		(79,837)		(79,837)		(79,837)
Foreign currency translation adjustments	-	-		48,430		48,430	11,125	59,555
Net income (loss)	-	-			(625,361)	(625,361)	45,828	(579,533)
Dividends paid	-	-					(121,538)	(121,538)

Balance, June 30, 2016 (Unaudited)	10,361,500	$10,362	$358,415	$(101,926)	$8,099,271	$8,366,122	$242,719	$8,608,841

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2016	2015
Operating Activities
Net loss	$(579,533)	$(322,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	(1,246)	(4,616)
Depreciation expense	103,174	78,763
Amortization expense	-	5,599
Stock-based compensation	3,443	3,093
Stock dividend received	(13,210)	(12,071)
Changes in operating assets and liabilities:
(Increase)/Decrease in commission receivable	(36,059)	21,038
Decrease in enrolment fee receivable	2,099	8,269
(Increase)/Decrease in deposit and prepayment	27,098	(22,473)
(Increase)/Decrease in fiduciary asset	(1,650,652)	181,426
Decrease in other receivable	50,274	2,900
Decrease in tax receivable	16,541	35,474
Increase/(Decrease) in accounts payable	1,582,622	(283,430)
Increase in claims payable	80,537	2,185
Increase in other payable	17,676	17,622
Decrease in accrued expenses	(125,605)	(106,110)
Net cash used in operating activities	(522,841)	(394,507)

Investing Activities
Short-term investment	-	(257)
Loan repayment from third parties	1,179,990	-
Cash paid for purchase of fixed assets	(102,374)	(178,885)
Net cash provided by (used in) investing activities	1,077,616	(179,142)

Financing Activities
Dividend paid to minority shareholders	(121,538)	(130,769)
Repayment of obligations under long-term loans	(9,551)	(4,713)
Borrowings on related party debt	2,950	5,854
Principal payments on related party debt	(3,555)	(4,992)
Net cash used in financing activities	(131,694)	(134,620)

Net increase/(decrease) in cash and cash equivalents	423,081	(708,269)
Effect of exchange rate changes on cash and cash equivalents	18,976	48,751
Cash and cash equivalent at beginning of period	2,994,776	4,048,846
Cash and cash equivalent at end of period	$3,436,833	$3,389,328

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,439	$771
Income taxes paid	$-	$3,717
Non-Cash Transactions
Dividend received	$8,885	$8,024
Acquisition of assets by long-term loans	$-	$(60,000)
Change in fair value for available-for-sales securities	$(79,837)	$(19,363)

See Notes to Unaudited Consolidated Financial Statements

ALCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Description of Business and Basis of Presentation

ALCO, Inc. ("ALCO," "we," "us," the "Company") was incorporated under the laws of the State of Nevada on June 7, 1999 as Seahorse, Inc. and changed its name to Lotus Capital Corp. ("Lotus") on September 20, 2004. The Company changed its name to ALCO, Inc. on February 13, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial information and with the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in ALCO's Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Note 2 – Significant Accounting Policies

For significant accounting policies, see notes to the consolidated financial statements included in the Company's annual report of Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Foreign Currency and Other Comprehensive Loss

The accompanying financial statements are presented in United States (US) dollars. The functional currency of Andrew Liu & Co Ltd ("ALC"), Chang An Consultants Ltd ("CAC") and Edushipasia Limited ("ESA") is the Hong Kong dollar (HK$). The financial statements are translated into US dollars from HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority ("HKMA"), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8. In fact, the exchange rate for HK$ to US dollars has varied by only 100ths during the three-month period of 2016 and the year of 2015. Thus, the consistent exchange rate used has been 7.80 HK$ per each US dollar. Since there have been no greater fluctuations in the exchange rate, there is no gain or loss from foreign currency translation and no resulting other comprehensive income or loss.

Foreign currency transactions are those that required settlement in a currency other than HK$. Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

The functional currency of Shanghai Heshili Broker Co. Limited ("SHB") and AL Marine Consulting Services (Shanghai) Ltd ("ALM Shanghai") is the Chinese Yuan ("CNY"). The financial statements of SHB and ALM Shanghai are translated into United States dollars in accordance with FASB Accounting Standards Codification TM (ASC) No. 830, " Foreign Currency Matters", using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into US dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in CNY into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.15010:CNY1

Amounts included in the statements of operations and comprehensive loss, statement of changes in equity and statements of cash flows for the period: US$0.15238:CNY1

The functional currency of ALCO Insurance Brokers Pte Limited ("ALCO Insurance") is the Singapore Dollar ("SGD"). The financial statements of ALCO Insurance are translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters", using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into US dollars are included in determining comprehensive income.

The exchange rates used to translate amounts in SGD into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

Balance sheet items, as of period-end date: US$0.73872:SGD1

Amounts included in the statements of operations and comprehensive loss, statement of changes in equity and statements of cash flows for the period: US$0.72401:SGD1

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive shares for the six-month period ended June 30, 2016 and 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". Several aspects of the accounting for share-based payment award transactions are simplified in the amendments, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify the accounting for private companies: 1. Private companies can now apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics. 2. Private companies can now make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". The amendments in this ASU add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in this ASU, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 3 – Cash

	June 30,	December 31,
	2016	2015
Cash consist of the following:
Cash in hand	$51,885	$33,447
Cash in bank - Saving & Checking
China Construction Bank (Asia) (formerly known as Bank of America (Asia))	2,288,049	1,963,472
United Overseas Bank	592,713	344,723
Bank of China	160,570	253,907
Sun Hung Kei Financial	300	87
Bank of Shanghai	343,236	399,058
Industrial and Commercial Bank of China	80	82
	$3,436,833	$2,994,776

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

Note 4 – Commissions Receivable

	June 30,	December 31,
	2016	2015
Commissions receivable consist of the following:
Commissions receivable	$663,566	$630,268
Less: allowances for doubtful accounts	(149,579)	(179,016)
	$513,987	$451,252

Note 5 – Fiduciary Asset

Fiduciary assets are cash balances held by a bank, mainly consisting of premiums collected from customers and payable to insurers, and claims received from insurers and payable to policyholders.

When the Company receives a premium from a customer, it debits the lump sum amount into one bank account and establishes a schedule to keep track of the amount of premium payable to the insurer. At the monthly closing, the Company reclassifies the amount of premium payable to insurers as fiduciary assets. Also, when the Company receives a claim on behalf of a policyholder, it debits fiduciary assets and credits claims payable and other payables, if necessary. The fiduciary asset had a balance of $3,069,416 and $1,389,854 at June 30, 2016 and December 31, 2015, respectively.

Note 6 – Fair Value of Investments and Investment Income

The Company's investments measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are as follows:

	Fair value
	June 30, 2016	December 31, 2015	Fair value Hierarchy
Assets
Marketable securities	$266,896	$337,847	Level 1
Short-term investment	$104,033	$98,931	Level 1

The Company's short-term investment represents the certificate of deposit with the maturity of one year with the financial institution.

Unrealized loss of $79,837 and $19,363 for marketable securities was recognized in the other comprehensive income for the six months ended June 30, 2016 and 2015, respectively. All these losses are related to marketable securities listed in the Hong Kong Stock Exchange.

Income from marketable securities consists of the following:

	Six Months Ended June 30,
	2016	2015

Dividend from marketable securities	$13,210	12,071

Note 7 – Due to Directors

	June 30,	December 31,
	2016	2015
Due to directors consists of the following:
Andrew Liu Fu Kang	$572	$1,125
John Liu Shou Kang	509	562
	$1,081	$1,687

Due to director represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

Note 8 – Stock-based Compensation

During the six months ended June 30, 2016 and 2015, the Company recognized $3,443 and $3,093 of stock-based compensation expense, respectively.

Note 9 – Related Party Transaction

The Company rents quarters for directors in Hong Kong and Shanghai from companies owned by directors of the Company. The relevant rent expenses consist of following:

		Six Months Ended June 30,
Location	Landlord	2016	2015

Shanghai Quarter	Fortune Ocean and Andrew Liu Fu Kang	$15,385	$15,385
		$15,385	$15,385

Note 10 – Income Taxes

The Company's effective tax rate for the six months ended June 30, 2016 and 2015 was -4.54% and -10.82%, respectively. The provisions for income taxes for the periods ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended June 30,
	2016	2015
Hong Kong only:
Current	$25,146	$31,467
Deferred	-	-
	$25,146	$31,467

A reconciliation between the income tax computed at the US statutory rate and the Company's provision for income tax is as follows:

	Six Months Ended June 30,
	2016	2015

U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	-34.00%	-34.00%
Effect of income tax exemptions and reliefs	0.40%	-%
Effect of valuation allowance on deferred income tax assets	-22.32%	-27.32%
Effect of income tax difference under different tax jurisdictions	0.88%	-%
Hong Kong income tax rate	16.50%	16.50%
Provision for income tax	-4.54%	-10.82%

Note 11 – Loans Receivable

On August 4, 2011, the Company's subsidiary, ALC, entered into a loan agreement with its clients, Jian Mao International Shipping Co Ltd ("JMISCL") and Jian Xing Intl Shipping Co Ltd ("JXISCL"). Under the loan agreement, ALC will make available to JMISCL and JXISCL an on demand loan facility in the principal amount of up to $3,000,000. The loan is interest free and secured by the claim proceeds under a claim filed by JMISCL and JXISCL under the terms an existing Hull & Machinery insurance policy insuring a vessel owned and managed by JMISCL and JXISCL respectively. The loan is payable upon demand at any time following settlement of the claim if the claim proceeds are not adequate to cover the loan in full, and in any event is due and payable in full on or before August 4, 2012. As of August 4, 2012, the balance of the loan is $1,912,000.

On August 4 of each year from 2012 through 2015, ALC entered into a loan extension agreement with JMISCL and JXISCL. Under the terms of four extension agreements, the payable due date is extended to August 4, 2016. All terms and conditions of the loan agreement and the balance of the loan remain unchanged. During the year ended December 31, 2015, a principal amount of $500,000 was repaid and the balance of the loan is $1,412,000 as of December 31, 2015. During the six months period ended June 30, 2016, a principal amount of $1,179,990 was repaid and the balance of the loan is $232,010 as of June 30, 2016.

Note 12 – Long-term Loans

On June 12, 2014, the Company's subsidiary, ALC, entered into a loan agreement with Hitachi Credit (HK) Ltd in relation to the acquisition of a motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $32,036, bearing annual interest rate of 2.28% for 48 months.

On June 22, 2015, the Company's subsidiary, ALCO Insurance, entered into a loan agreement with DBS Bank Ltd in relation to the acquisition of a new motor vehicle, which was pledged to secure the loan. The total amount of the loan obtained is $58,784, bearing annual interest rate of 2.28% for 60 months.

The principal of the loans due within one year is classified as current liability and included in "long-term loan, current" as of the balance sheet dates.

Note 13 –Non-controlling Interest

On February 17, 2016, the Company's subsidiary, Chang An Consultants Ltd., declared dividends of HK$2,370,000, or $303,846. The Company has paid 40% of the dividends or $121,538 to the non-controlling shareholders.

Note 14 – Subsequent Event

On July 1, 2016, the board of directors approved and the Company granted an award of 13,500 shares of restricted stock to a key employee of the Company. The award was made pursuant to the 2010 Restricted Share Stock Compensation Plan as approved by the Company's board of directors. For information about this plan, see Note 12 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as "forward-looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

PLAN OF OPERATIONS

To cope with the difficult shipping market in 2015, the Company planned to tighten control measures in order to monitor and reduce operating expenses. Management believes that it was successfully completed as travel expenses decreased 8% and other general & administrative expenses decreased 14% when compared to 2014. Although salaries increased 10%, it was because the Company set up a new department to introduce a new consulting service to our clients. Meanwhile, we planned to maintain the certain level of marketing activities to promote the Company to new clients and to strengthen our relationship with our existing clients. We believe that this task was successfully achieved as nearly 50 new clients were acquired during 2015, even though our client retention rate decreased by 1 point to 77% during this year. In addition, we planned to maintain our credit controls to retain, or further reduce, the average collection period for outstanding receivables in order to improve the liquidity. However, because the shipping market is still difficult, average collection period increased from 5 days to 47 days.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2016 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2015, AND THREE MONTHS ENDED JUNE 30, 2016 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2015

Revenue

Six-month end:

Revenue for the six months ended June 30, 2016 was $2,217,333, as compared to $2,459,165 for the same period of 2015. The decrease of $241,832 or approximately 10% was mainly due to decreases of commission income which was partially offset by an increase of consulting income and enrollment fee income.

Commission income, which is based on a percentage of the premiums paid by the insured, decreased by $253,395 or 10% when compared to the same period in last year. The decrease was mainly contributed by ALC and CAC. The factors which resulted in the decrease of commission income attributable to ALC and CAC were 11% decrease in the number of clients and 1% decrease in the average commission earned per client. Because the shipping market is still poor, some clients sold their vessels as scrap during the period. Such sales result in lowered demand for insurance. Although the Company's number of clients decrease, number of vessels we served decrease 2% only, it is because of our marketing activities and acquisition of new clients. Average commission earned per client decreased during the period because of decreases in the commission percentage. During the period of 2016, total commission income contributed by ALC, CAC, SHB and KIM was 79%, 8%, 0.5% and 11% respectively.

Consulting income for the six months period ended June 30, 2016 was $23,782 as compared to $14,384 for the comparable period of 2015. The increase of $9,398 or approximately 65% was because a new consulting service was provided which boosted the consulting income increased. Enrollment fee for the six months period ended June 30, 2016 were $4,648 as compared to $2,483 for the same period of 2015. The increase was mainly due to the increase of enrollment during the period.

Three-month end:

Revenue for the three months ended June 30, 2016 was $1,117,776, as compared to $1,217,305 for the same period of 2015. The decrease of $99,529 or approximately 8.2% was mainly due to decreases of commission income and enrollment fee income which partially offset by an increase of consulting income.

Commission income for the three months period ended June 30, 2016 was $1,111,502 as compared to $1,211,025 for the same period of 2015. The decrease of $99,523 or approximately 8.2% was mainly due to the reasons stated in the Six-month end paragraph above. Consulting income for the three months period ended June 30, 2016 was $10,683 compared to $6,006 for the comparable period of 2015. The increase of $4,677 or approximately 78% was because a new consulting service was provided which boosted the consulting income increased. Enrollment fee for the three months period ended June 30, 2016 were ($4,409) as compared to $274 for the same period of 2015. The decrease was mainly due to the cancellation of enrollment during the period.

Operating expenses

Operating expenses for the six months ending June 30, 2016 were $2,830,682, as compared to $2,858,782 for the same period of 2015. The decrease of $28,100 or approximately 1% was mainly due to decreases in salary and other general & administrative expenses which were partially offset by increases in travel, rents, bad debt expense and depreciation & amortization.

Operating expenses for the three months ended June 30, 2016 were $1,394,302, as compared to $1,429,891 for the same period of 2015. The decrease of $35,589 or approximately 2.5% was mainly due to decreases in salary and travel, which were partially offset by increases in rents, bad debt expense, depreciation & amortization and other general & administrative expenses.

The reasons for the increases and decreases in the major items of operating expense in 2016, as compared to the same period of 2015, are as follows:

■

Salaries – decreased $72,969 or 4% for the six months ended and decreased $74,505 or 9% for the three months ended June 30, 2016 as compared to the same period of 2015. The decrease in the six months ended and three months ended was mainly due to decrease of headcounts which partially offset by pay rate increases.

■

Travel Expenses – increased $3,204 or 2% for the six months ended and decreased $1,808 or 2% for the three months ended June 30, 2016 as compared to the same period of 2015. The increase in the six months ended was because more marketing activities during the first quarter of 2016 to establish relationship with new and existing clients. The decrease in the three months ended was due to the effort of expense control.

■

Rent – increased $25,008 or 7% for the six months ended and $4,466 or 2% the three months ended June 30, 2016 as compared to the same period of last year. The increase was mainly due to the new office space rent for Shanghai office and rental rates increased.

■

Bad debt recovery – decreased by $3,370 or 73% for the six months ended June 30, 2016 and decreased $28,239 or 155% for the three months ended June 30, 2016 as compared to the same period of last year. The decrease of recovery was mainly due to the provision of doubtful debts increased during the period.

■

Depreciation and amortization – increased $18,812 or 22% for the six months ended and $6,273 or 14% for the three months ended June 30, 2016 as compared to the same period of last year. The increase was mainly due to the increase of depreciation which partially offset by decrease of amortization for acquired customer base. During the six months ended June 30, 2016, depreciation for fixed assets was $103,174, an increase of $24,411, or 31%, from $78,763 in the comparable period of 2015. Because the certain assets for the real property located in United Kingdom purchased in October 2015, depreciation of such assets started to charge at that time. Regarding the amortization charged for intangible asset, it was $0 for the six months ended June 30, 2016, a decrease of $5,599 or 100% as compared to the same period of 2015 because the acquired customer base which was being amortized, had been fully amortized during 2015.

■

Other general & administrative expenses – decreased $5,525 or 1% the six months ended and increase $1,746 or 0.7% for the three months ended June 30, 2016 as compared to the same period of last year. The decrease in six months ended was due to the decrease of general & administrative expenses which partially offset by an increase of exchange loss. The increase in three months ended was due to an increase of exchange loss.

Net loss before tax and non-controlling interest

Six month ended:

Net loss before tax and non-controlling interest for the six months ended June 30, 2016 was $554,387 compared to $290,709 for the six months period ended June 30, 2015. The increase in the pre-tax loss of $263,678, or approximately 91%, was mainly because of the 10% decrease in revenue and 46% decrease in other income even though there was a 1% decrease in operating expenses during the period. Causes for the revenue decrease were discussed in the section of Revenue above, while causes for the operating expense decrease were discussed in the section of Operating expenses above.

Total other income decreased to $58,962 for the six months ended June 30, 2016 from $108,908 for the same period of 2015. The decrease of $49,946 was mainly due to the increase in interest expense, and decrease in other income and interest income which was partially offset by an increase of investment income. Interest income decreased by 30% to $1,203 during the period. The decrease is due to the deposit interest rate decreased during the period. Interest expenses increased by 668 or 87% because the long-term loan used for the acquisition of a new motor vehicle for ALCO Insurance started to make repayment in June 2015.

Investment income increased by 9% to $13,210 for the six months ending June 30, 2016 as compared to $12,071 in the comparable period of 2015. It was mainly as a result of an increase in dividend income received from publicly traded equity securities owned by the Company.

Other income for the six months period ended June 30, 2016 was $45,988 compared to $95,885 for the comparable period of 2015. The decrease of $49,897 or approximately 52% mainly due to the certain incomes in 2015 was not received in 2016. Such incomes include receipt of allowance from government in relation to the Company joined an employment programme organized by the government.

Three-month end:

Net loss before tax and non-controlling interest for the three months ended June 30, 2016 was $238,866 as compared to $140,837 for the three months period ended June 30, 2015. The increase in the pre-tax loss of $98,029 was mainly due to the causes stated in the Six months ended paragraph above.

Net income and loss

The Company incurred a net loss of $625,361 during the six months period ended June 30, 2016. In order to return the company to profitability, we will continue to implement our operations plan which is stated in the "PLAN OF OPERATIONS" section above. In accordance with our operations plan, we will continue to put efforts into establishment of new clients, credit control and control on expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the six months ended June 30, 2016, cash used in operating activities totaled $522,841. This was primarily due to the net loss during the period plus a decrease in enrolment fee receivable, deposits and prepayments, other receivable, tax receivable, and accrued expenses, which was partially offset by an increase in commission receivable, fiduciary asset, accounts payable, claims payable, and other payable.

Net loss after adjustments of non-cash activities for the six months ended June 30, 2016 increased by $235,964, or 94% as compared to the same period of 2015. The changes in operating assets and liabilities for the six months ended June 30, 2016 increased $107,630 or 75% as compared to the same period of 2015. As a result, net cash used in operating activities for the six months ended June 30, 2016 increased by $128,334 or approximately 33% as compared to the same period of last year.

For the six months ended June 30, 2016, cash provided by investing activities amounted to $1,077,616 as compared to cash used in investing activities with $179,142 for the same period of last year. For the first half of 2016, loan repaid from third party was $1,179,990 which was partially offset by the purchase of fixed assets totaled $102,374. For the first half of 2015, the fund was used for the purchase of fixed assets totaled $178,885 and short-term investment totaled $257.

For the six months ended June 30, 2016 and 2015, cash used in finance activities totaled $131,694 and $134,620 respectively. For 2016, the funds were mainly used for the dividend payment to minority shareholders, repayment of obligations under long-term loans and principal payments on related party debt, which was partially offset by the borrowings on related party debt. For 2015, the funds were mainly used for the dividend payment to minority shareholders, repayment of obligations under long-term loans and principal payments on related party debt, which was partially offset by the borrowings on related party debt.

Assets and liabilities

As of June 30, 2016, the Group's consolidated balance sheet reflects total assets of $12,075,282 and total liabilities of $3,466,441. Total assets increased $874,037, or approximately 8%, and total liabilities increased $1,591,947, or approximately 85%, when compared to the year ended December 31, 2015. The increase of total assets was mainly due to an increase of cash and cash equivalents, short-term investment, commission receivable, fiduciary asset, property, plant and equipment and goodwill which was partially offset by a decrease of enrolment fee receivable, loan receivable, deposit and prepayment, marketable securities, and other receivable. In addition, the increase of total liabilities was mainly due to an increase of trade accounts payable, claim payable, other payable, tax payable which was partially offset by a decrease of accrued expenses, due to directors, and long-term loans.

As at June 30, 2016, commission receivable was $513,987 as compared to $451,252 as at December 31, 2015, while trade accounts payable was $2,979,532 as compared to December 31, 2015 balance of $1,370,074. Each of these changes was due to the timing of commissions received from customers and the timing of making payments to insurers in relation to the period end. In addition, because marine insurance usually renews in late February every year, and the average collection period increased during the period, commission receivable as at June 30, 2016 increased by $62,735 or 14% as compared to that as at December 31, 2015. In addition, because certain advances on behalf of customers were received, other receivable decreased by $45,950 or 49% as compared to the year end of 2015. Furthermore, because certain fund received on behalf of customers had not been paid during the period, the other payable increased $16,286 or 7% as compared to the year end of 2015. On the other hand, certain claim proceeds received on behalf of customers had not been paid, the claim payable increased by $80,537 or 240% as compared to the year end of 2015.

As at June 30, 2016, loan receivable was $232,010, which decreased by $1,179,990, or 84% as compared to last year. The decrease was due to receipt of payment of the loan by the client. Accrued expenses of $21,328 as at June 30, 2016, reduced by $124,751 or approximately 85% from $146,079 as at December 31, 2015. The reduction was mainly due to the payment of accrued expenses which were provided for the year of 2015.

Because the interest rate is maintained at a very low level in the recent years, since 2008, the Company has purchased publicly traded equity securities with high dividend yields for long term investment purpose. As of June 30, 2016, the market value of the equity securities was $266,896, which represents a decrease of $70,951 or approximately 21% as compared to the market value of $337,847 for the last year. The decrease was due to the change of fair values between June 30, 2016 and December 31, 2015.

As at June 30, 2016, property, plant and equipment were $4,080,594 as compared to $4,075,442 as at December 31, 2015. The increase of $5,152 or approximately 0.1% was mainly due to new acquired assets which partially offset by the depreciation. Due to the fact that the Company acquired a subsidiary in 2012, certain assets such as customer list and goodwill were recognized in the same year. As of June 30, 2016, the carrying value of customer lists was fully amortized to $0 and the carrying value of goodwill was $72,633.

The Company has bank and cash equivalents of approximately $3,436,833 as at June 30, 2016. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months. As of June 30, 2016, the Company had $0 of commitments for capital expenditures and off-balance sheet arrangements. The Company has lease commitments of $564,550.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ALCO, INC. (Registrant)

Date: August 15, 2016	By:	/s/ Andrew Liu
Andrew Liu
CEO and Chairman

Date: August 15, 2016	By:	/s/ John Liu
John Liu
Director

Date: August 15, 2016	By:	/s/ Colman Au
Colman Au
Chief Financial Officer

